Form 10-Q
period 2013-01-31
MIAMI DAYS CORP.
filed 2013-03-22
CIK 1556377

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-170091

MIAMI DAYS CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5812 (Primary Standard Industrial Classification Number)	EIN 80-0832746 (IRS Employer Identification Number)

 1504 Bay Road, Suite 924
Miami, Florida 33139
Telephone:(786)-222-7673
 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2013
Common Stock, $0.001	4,000,000

MIAMI DAYS CORP.
(A Development Stage Company)
Balance Sheets

ASSETS	July 31, 2013	January 31, 2012 (unaudited)
Current Assets
Cash and cash equivalents	$ 7,775	$ 249
Total current assets	7,775	249

Fixed assets		350
Less accumulated depreciation	-	(32)
Total Assets	$ 7,775	$ 567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$ 0	$ 0
Notes payable-related parties	4,100	9,500

Total Liabilities	4,100	9,500

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, and 4,000,000 shares issued and outstanding, respectively	4,000	4,000
Deficit accumulated during the development stage	(325)	(12,933)
Total Stockholders’ Equity	3,675	8,933

Total Liabilities and Stockholders’ Equity	$ 7,775	$ 567

The accompanying notes are an integral part of these financial statements.

MIAMI DAYS CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended January 31, 2013	Six months ended January 31, 2013	Period from July 5, 2012 (Inception) to January 31, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and administrative expenses	3,080	12,576	12,901
Depreciation expense	32	32	32

TOTAL OPERATING EXPENSES	3,112	12,608	12,933

NET LOSS FROM OPERATIONS	(3,112)	(12,608)	(12,933)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (3,112)	$ (12,608)	$ (12,933)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

MIAMI DAYS CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ended January 31, 2013	Period from July 5, 2012 (Inception) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (12,608)	$ (12,933)

Adjustments to reconcile net loss to net cash (used in) operating activities: Depreciation expenses	32	32
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(12,576)	(12,901)
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	(350)	(350)
CASH FLOWS USED IN INVESTING ACTIVITIES	(350)	(350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	4,000
Loans from director	5,400	9,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,400	13,500

NET INCREASE (DECREASE) IN CASH	(7,526)	249
Cash, beginning of period	7,775	-
Cash, end of period	$ 249	$ 249

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

Schedule of Non-Cash Investing And Financing Activities:

Note payable issued for purchase of fixed assets

The accompanying notes are an integral part of these financial statements.

MIAMI DAYS CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Miami Days Corp. (the “Company”), was incorporated in the State of Nevada on March 15, 2010. The Company was formed to provide garment tailoring and alteration services. The Company has conducted only limited operations and is in the development stage.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured.

MIAMI DAYS CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks,

8 | Page

uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on July 5, 2012. Our company is involved in the business of  production and sale of fast food. Objective of our company is to establish a market in the Balkan region, particularly in the country of Serbia. Company intends to provide the community with authentic and traditional Serbian fast food, which includes barbequed beef, pork, lamb, chicken, hamburgers, cheeseburgers, minced meat pies, French fries and traditional Serbian salads, pickles and garnish. We plan to generate revenue by selling traditional Serbian fast food cuisine from a chain of fast food outlets. Company made a contract with Slavko Didic to rent a property in order to conduct our business at Save Jovsica 9e, Zvezdara 11000, Belgrade, Serbia. Since inception through January 31, 2013, the Company has not generated any revenue and has accumulated losses of $12,933.

DESCRIPTION OF PRODUCT

The ‘Pljeskavica’ will be our initial main sale product: a half-pound slab of grilled meat - a pork and beef compound mixed with a blend of herbs and spices – slapped in a lightly toasted sesame seed bun and served with a generous side portion of salad, pickles and garnish.
In the Balkans we get an impression that consumers don’t like their food dry and they seem to like to temper red meat with salads and spicy pepper garnishes.  http://en.wikipedia.org/wiki/Serbian_cuisine

Leading sales we will seek to have from offering of the Cevap, Raznjic and Kobasica burgers. These will be quarter-pounders, grilled and made exclusively and respectively from beef, pork and lamb. Skewered chicken kebabs and sausages as well as pastries with multiple meat and vegetable options will also be on the menu also offers of fries and fizzy drinks. Our target clients will initially be students so we will look to establish our outlets close to the college campuses. We may also establish outlets in the malls and near student dormitories, districts heavily populated by student communities. We hope to use a marketing strategy of offering a cheap and moderately healthy alternative to established fast-food brands and initially targeting college communities, and  then expanding to the wider  adult and child population.

INDUSTRY OF FAST FOOD:

Miami Days Corp. intends to work to be efficient and innovative in order to secure business and achieve success by offering a good product at competitive prices within this industry.
The Fast Food Service is very developed in Serbia, which is the region where the company will start its operations. Burger selling outlets are large in number and this is caused in part by the low cost of meat and an abundance of inexpensive Soya and additives. In a developed and competitive local market, Miami Days Corp. will also be competing with international well-known establishments. We believe that many of our competitors have greater financial resources and liquidity and may be able to withstand sales or price decreases better than we can at present time.  We also expect to continue to face rivalry from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on the company.
Company endeavors to research and apply marketing strategies, quality analysis and customer service reviews in order to sustain and gain customer loyalty

MAIN PRODUCTS: Leading sales we will seek to have from offering of the Cevap, Raznjic and Kobasica burgers

WAGES: Average monthly wage for our employee: $340.00

9 | Page

AGREEMENT

On August 7, 2012, we signed a rental agreement with Slavko Didic to rent the premises located at Save Jovsica 9E, Zvezdara 11000 in Belgrade, Serbia. The agreement provides for an initial 12-month term commencing on November 1, 2012 for a monthly rent of $1,000, and a $1,000 security deposit. The agreement is automatically renewable on a month to month basis after the end of the initial term, but may be terminated by either party giving to the other at least a 30-day prior written notice. On November 15, 2012, the rental agreement was amended to provide for a suspension of monthly rent payments of $1,000 until the Company raises funds sufficient to begin operations. However, the Company will not be entitled to occupy the premises until it is able to resume making monthly rent payments.

PRICING

Pljeskavica is a mixture of ground meat which will sell for $15.50 per kilogram, Cevap is a grilled dish of a minced meat, which will sell for $16.80 per kilogram, Raznjic is a type of skewered kebab, which will sell for $14.20 per kilogram, and Kobasica is type of sausage which will sell for $10.30 per kilogram. Kilograms are used to simplify pricing burgers are sold in smaller portions. There are 35.274 ounces in a Kilogram.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended January 31, 2013

Our net loss for the three months period ended January 31, 2013 was $ 3,112.  During the three months periods ended January 31, 2013 we have not generated any revenue.

During the three months period ended January 31, 2013, our operating expenses were general and administrative expenses $3,080, and depreciation expenses $32 The weighted average number of shares outstanding was 4,000,000 for the three months period ended January 31, 2013.

Liquidity and Capital Resources

Three Months Period Ended January 31, 2013

As at January 31, 2013, our total assets were $567 compared to $7,775 in total assets at July 31, 2012. Total assets were comprised of $249 in cash and fixed assets less accumulated depreciations of $ 318. Our current liabilities were $9,500.

Stockholders’ equity was $ (8,933) as of January 31, 2013 compare to stockholders' equity of $ 3,675 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended January 31, 2013, net cash flows used in operating activities was $(12,576). For the period from inception (July 5, 2012) to January 31, 2013, net cash from operating activities was $(12,901).

10 | Page

Cash Flows from Investing Activities

For the three months period ended January 31, 2013 the Company generated $(350) cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended January 31, 2013, net cash provided by financing activities was $5,400. For the period from inception (July 5, 2013) to January 31, 2013, net cash provided by financing activities was $13,500 received from proceeds from issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

11 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Miami Days Corp.
Dated: March 21, 2013	By: /s/ Bojan Didic
Bojan Didic, President and Chief Executive Officer and Chief Financial Officer

14 | Page