Form 10-Q/A
period 2013-01-31
MIAMI DAYS CORP.
filed 2013-04-01
CIK 1556377

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
Telephone:(305)9654410
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2013
Common Stock, $0.001	4,000,000

MIAMI DAYS CORP.
(A Development Stage Company)
Balance Sheets

ASSETS	July 31, 2012	January 31, 2013 (unaudited)
Current Assets
Cash and cash equivalents	$ 7,775	$ 249
Total current assets	7,775	249

Fixed assets		350
Less accumulated depreciation	-	(32)
Total Assets	$ 7,775	$ 567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$ 0	$ 0
Notes payable-related parties	4,100	9,500

Total Liabilities	4,100	9,500

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, and 4,000,000 shares issued and outstanding, respectively	4,000	4,000
Deficit accumulated during the development stage	(325)	(12,933)
Total Stockholders’ Equity	3,675	8,933

Total Liabilities and Stockholders’ Equity	$ 7,775	$ 567

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

Miami Days Corp.
Dated: April 1, 2013	By: /s/ Bojan Didic
Bojan Didic, President and Chief Executive Officer and Chief Financial Officer

14 | Page