Form 10-Q
period 2013-04-30
MIAMI DAYS CORP.
filed 2013-05-20
CIK 1556377

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2013
Common Stock, $0.001	5,355,000

MIAMI DAYS CORP.
(A Development Stage Company)
Balance Sheets

ASSETS	July 31, 2013	April 30, 2013 (unaudited)
Current Assets
Cash and cash equivalents	$ 7,775	$ 4,171
Total current assets	7,775	4,171

Fixed assets		350
Less accumulated depreciation	-	(50)
		300

Total Assets	$ 7,775	$ 4,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$ 0	$ 0
Loan from director	4,100	9,700

Total Liabilities	4,100	9,700

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, and 5,355,000 shares issued and outstanding, respectively	4,000	5,355
		12,195
Deficit accumulated during the development stage	(325)	(22,779)
Total Stockholders’ Equity	3,675	(5,229)

Total Liabilities and Stockholders’ Equity	$ 7,775	$ 4,471

The accompanying notes are an integral part of these financial statements.

MIAMI DAYS CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended April 30, 2013	Nine months ended April 30, 2013	Period from July 5, 2012 (Inception) to April 30, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and administrative expenses	9,828	22,404	22,729
Depreciation expense	18	50	50

TOTAL OPERATING EXPENSES	9,846	22,454	22,779

NET LOSS FROM OPERATIONS	(9,846)	(22,454)	(22,779)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (9,846)	$ (22,454)	$ (22,779)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,903,333	4,301,111

The accompanying notes are an integral part of these financial statements.

MIAMI DAYS CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine months ended April 30, 2013	Period from July 5, 2012 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (22,454)	$ (22,779)

Adjustments to reconcile net loss to net cash (used in) operating activities: Depreciation expenses	50	50
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(22,404)	(22,729)
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	(350)	(350)
CASH FLOWS USED IN INVESTING ACTIVITIES	(350)	(350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	13,550	17,550
Loans from director	5,600	9,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,150	22,250

NET INCREASE (DECREASE) IN CASH	(3,604)	4,171
Cash, beginning of period	7,775	-
Cash, end of period	$ 4,171	$ 4,171

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

Schedule of Non-Cash Investing And Financing Activities:

Note payable issued for purchase of fixed assets

The accompanying notes are an integral part of these financial statements.

MIAMI DAYS CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Miami Days Corp. (the “Company”) was incorporated in the State of Nevada on March 15, 2010. The Company was formed to provide garment tailoring and alteration services. The Company has conducted only limited operations and is in the development stage.

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured.

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

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on July 5, 2012. Our company is involved in the business of production and sale of fast food. Objective of our company is to establish a market in the Balkan region, particularly in the country of Serbia. Company intends to provide the community with authentic and traditional Serbian fast food, which includes barbequed beef, pork, lamb, chicken, hamburgers, cheeseburgers, minced meat pies, French fries and traditional Serbian salads, pickles and garnish. We plan to generate revenue by selling traditional Serbian fast food cuisine from a chain of fast food outlets. Company made a contract with Slavko Didic to rent a property in order to conduct our business at Save Jovsica 9e, Zvezdara 11000, Belgrade, Serbia. Since inception through April 30, 2013, the Company has not generated any revenue and has accumulated losses of $22,779.

DESCRIPTION OF PRODUCT

The ‘Pljeskavica’ will be our initial main sale product: a half-pound slab of grilled meat - a pork and beef compound mixed with a blend of herbs and spices – slapped in a lightly toasted sesame seed bun and served with a generous side portion of salad, pickles and garnish.
In the Balkans we get an impression that consumers don’t like their food dry and they seem to like to temper red meat with salads and spicy pepper garnishes.  http://en.wikipedia.org/wiki/Serbian_cuisine

Leading sales we will seek to have from offering of the Cevap, Raznjic and Kobasica burgers. These will be quarter-pounders, grilled and made exclusively and respectively from beef, pork and lamb. Skewered chicken kebabs and sausages as well as pastries with multiple meat and vegetable options will also be on the menu also offer of fries and fizzy drinks. Our target clients will initially be students so we will look to establish our outlets close to the college campuses. We may also establish outlets in the malls and near student dormitories, districts heavily populated by student communities. We hope to use a marketing strategy of offering a cheap and moderately healthy alternative to established fast-food brands and initially targeting college communities, and then expanding to the wider adult and child population.

8 | Page

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

WAGES: Average monthly wage for our employee: $340.00

AGREEMENT

On August 7, 2012, we signed a rental agreement with Slavko Didic to rent the premises located at Save Jovsica 9E, Zvezdara 11000 in Belgrade, Serbia. The agreement provides for an initial 12-month term commencing on November 1, 2012 for a monthly rent of $1,000, and a $1,000 security deposit. The agreement is automatically renewable on a month-to-month basis after the end of the initial term, but may be terminated by either party giving to the other at least a 30-day prior written notice. On November 15, 2012, the rental agreement was amended to provide for a suspension of monthly rent payments of $1,000 until the Company raises funds sufficient to begin operations. However, the Company will not be entitled to occupy the premises until it is able to resume making monthly rent payments.

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

Three and Nine Months Period Ended April 30, 2013

Our net loss for the three and nine month periods ended April 30, 2013 was $ 9,846 and $ 22,454.  During the three and nine months periods ended April 30, 2013 we have not generated any revenue.

During the three months period ended April 30, 2013, our operating expenses were general and administrative expenses $9,828, and depreciation expenses $18. The weighted average number of shares outstanding was 4,903,333 for the three months period ended April 30, 2013. During the nine months period ended April 30, 2013, our general and administrative expenses were $ 22,404, and depreciation expenses $

9 | Page

50.  The weighted average number of shares outstanding was 4,301,111 for the nine months period ended April 30, 2013.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2013

As at April 30, 2013, our total assets were $4,471 compared to $7,775 in total assets at July 31, 2012. Total assets were comprised of $4,171 in cash and fixed assets less accumulated depreciations of $ 300. Our current liabilities were $9,700.

Stockholders’ equity was $ (5,229) as of April 30, 2013 compare to stockholders' equity of $ 3,675 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended April 30, 2013, net cash flows used in operating activities was $(22,404). For the period from inception (July 5, 2012) to April 30, 2013, net cash from operating activities was $(22,729).

Cash Flows from Investing Activities

For the nine months period ended April 30, 2013 the Company generated $(350) cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended April 30, 2013, net cash provided by financing activities was $19,150. For the period from inception (July 5, 2012) to April 30, 2013, net cash provided by financing activities was $27,250 received from proceeds from issuance of common stock.

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

10 | Page

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

Going Concern

The independent auditors' review report accompanying our April 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

11 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving our properties or us. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against our properties or us.

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

12 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Miami Days Corp.
Dated: May 17, 2013	By: /s/ Bojan Didic
Bojan Didic, President and Chief Executive Officer and Chief Financial Officer

13 | Page