Form 10-K
period 2013-07-31
Life Stem Genetics Inc.
filed 2013-10-29
CIK 1556377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [          ] to [          ]

Commission file number 333-183814

LIFE STEM GENETICS INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0832746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive, Suite 400, Beverly Hills, CA 90210	90210
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 279-5234

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

44,537,500 common shares as of October 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.	Business	3
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	42
Item 10.	Directors, Executive Officers and Corporate Governance	42
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14.	Principal Accounting Fees and Services	52
Item 15.	Exhibits, Financial Statement Schedules	52

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Life Stem Genetics Inc., a Nevada company, and our wholly owned subsidiary Life Stem Genetics, Inc., a South Dakota company, unless otherwise indicated.

Our Corporate History and Background

We were incorporated in the State of Nevada on July 5, 2012 under the name Miami Days Corp. Our company was involved in the business of production and sale of fast food. The objective of our company was to establish a market in the Balkan region, particularly in the country of Serbia. We intended to provide the community with authentic and traditional Serbian fast food. We planned to generate revenue by selling traditional Serbian fast food cuisine from a chain of fast food outlets. Previously, our company had a contract with Slavko Didic to rent a property in order to conduct our business at Save Jovsica 9e, Zvezdara 11000, Belgrade, Serbia.

Unfortunately, we were not able to implement our business plan and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

Effective August 26, 2013, Bojan Didic resigned as president of our company and Gloria Simov was appointed a director, president and chief executive officer of our company.

On August 29, 2013, our company signed a letter of intent with Life Stem Genetics, Inc., a South Dakota corporation (“LSG South Dakota”) that, if the intent of the letter of intent was carried out, would result in our company acquiring 100% of the outstanding shares of LSG South Dakota and in exchange the LSG South Dakota shareholders would receive restricted shares of our company. In addition, after the proposed share exchange our company would provide financing to LSG South Dakota sufficient to carry out its business objectives.

On August 30, 2013, our company entered into a share exchange agreement with LSG South Dakota and the shareholders of LSG South Dakota that would result in our company acquiring 100% of the outstanding shares of LSG South Dakota and in exchange the LSG South Dakota shareholders would receive restricted shares of our company. Pursuant to the terms of the share exchange agreement, we agreed to acquire all 1,100,000 issued and outstanding shares of LSG South Dakota’s common stock in exchange for the issuance by our company of 26,422,500 shares of our common stock to the shareholders of LSG South Dakota. The restricted shares to be issued to the LSG South Dakota shareholders would represent 60% of then issued shares of our company at the closing of agreement and related transactions.

Further, pursuant to the share exchange agreement, we were required to provide a financing of an aggregate of $500,000, to close no later than 60 days from the close of the share exchange and on mutually agreeable terms. The financing is to be used for advancement of our business objectives.

Gloria Simov, an officer and director of our company, is also an officer and director of LSG South Dakota. Ms. Simov is also a major shareholder of LSG South Dakota.

LSG South Dakota is a State of South Dakota corporation engaged in the business of providing stem cell therapy treatments.

On September 16, 2013, our board of directors and a majority of our shareholders approved a change of name of our company from “Miami Days Corp.” to “Life Stem Genetics Inc.”.

In addition to the name change, our board of directors and a majority of our shareholders approved a 13 new for 1 old forward split of our issued and outstanding shares of common stock and an increase to our authorized capital. As a result in our issued and outstanding common stock would increase from 5,355,000 to 69,615,000 shares and our authorized capital would increase from 75,000,000 shares of common stock to 250,000,000 shares of common stock, all with a par value of $0.001.

A Certificate of Amendment to effect the change of name and increase to authorized capital became effective with the Nevada Secretary of State on September 18, 2013. Our name change and stock split were approved by the Financial Industry Regulatory Authority (“FINRA”) effective September 20, 2013. The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 20, 2013. Our trading symbol is “LIFS”. Our CUSIP number is 53217Y 103.

On September 19, 2013, we entered into an amending agreement with LSG South Dakota and its shareholders. Pursuant to the terms of the amending agreement, we mutually agreed to extend the date of closing of the share exchange agreement.

On September 20, 2013, we closed the share exchange by issuing the required 26,422,500 common shares to the shareholders of LSG South Dakota. As a result of the share exchange, LSG South Dakota became our wholly-owned subsidiary. Concurrently, and as a condition to closing the share exchange agreement, we cancelled 52,000,000 shares of our common stock.

Additionally, on September 20, 2013, Bojan Didic, a former officer, director and shareholder of our company agreed to cancel 52,000,000 shares of common stock.As a result of the closing of the share exchange agreement with LSG South Dakota, LSG South Dakota became our wholly-owned subsidiary and we now carry on business in the state of California. Our company is in the development stage and has generated only nominal/insignificant revenues.

On September 25, 2013, we entered into a press agreement with Contrarian Press LLC, pursuant to which Contrarian will establish a proprietary database of potential investors for our company. Based on the resources necessary to commence the services, our company has paid an initial amount of $300,000 to be applied to recurring database acquisitions costs expended by Contrarian. Throughout the term of the agreement, continuation of activities by Contrarian and replenishment of the budget by our company will be as approved by mutual agreement. The agreement is for a term of 24 months and may be terminated in writing by either party upon five business days written notice to the other party.

On October 21, 2013, Bojan Didic resigned as our treasurer and director on October 21, 2013. Concurrently, Heather Sharp was appointed as our chief financial officer and director. Our board of directors consists of Gloria Simov and Heather Sharp.

Effective October 21, 2013, we entered into a private placement agreement with one person. Pursuant to the agreement, we agreed to the issuance of 500,000 units at a price of $1.00 per unit. Each unit consists of one share of our common stock and one warrant. Each warrant is exercisable into one common share of our company’s common stock at price of $1.00 per warrant share for a period of 12 months. The total proceeds received from this private placement were $500,000.

On October 31, 2013, Bojan Didic, a former officer, director and shareholder of our company forgave the entire loan balance of $21,925.

Our principal executive office is located at 433 North Camden Drive, Suite 400, Beverly Hills, CA 90210. Our phone number is (310) 279-5234.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (“JOBS”) Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(a)
the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)
the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Business Overview

Our new business is to establish a series of stem cell therapy based clinics around the world. The first three locations are planned for Las Vegas, Nevada, Newport Beach, California and Hong Kong. The business goal is to have 20 locations established internationally within five years. Each facility will be set up in a spa-like atmosphere and offer a variety of treatments.

Las Vegas, Nevada

A location is planned for Las Vegas, Nevada. Las Vegas is an ideal location due to the high influx of wealthy individuals and we believe it will be a growing healthcare vacation destination for those both within the United States and from Canada.

Newport Beach, California

A location is planned for Newport Beach. More than a quarter of households there have an income greater than $200,000, and the median value for homes is approximately $1 million. Newport Beach was rated the top wealth center among U.S. communities in 2010 by the business news website Portfolio.com.

China

A third location is planned for in Hong Kong.

Health-care spending in China is forecast to almost triple to $1 trillion annually by 2020 driven by an aging population and government efforts to broaden insurance coverage, according to a McKinsey & Co. report.

According to a McKinsey & Co. report, China will spend more on drugs, medical devices and hospital treatments as it lifts spending to 7% of gross domestic product, from 5.5%, or $350 billion, in 2010. This will make it the biggest market globally by 2020 after the U.S., which in 2009 spent $2.5 trillion, or 17.6% of its GDP, on health care.

China’s government raised its own spending on health care to 737.9 billion yuan ($116 billion) in 2011, up from 359.4 billion yuan in 2008.

Our stem cell therapy approach is based on proprietary technology using a powerful combination of procedures and nutrient rich supplements. We will administer intravenous therapy as well as joint injections conducted by our future guest MD’s and surgeons. This regenerative procedure has been exclusively developed and tested to promote spinal, joint, organ health and longevity by using the patient’s own platelet rich blood cells and adult stem cells. Each of our centers will offer banking services for maintenance programs, offer alternative cancer therapy as well as diagnostics. Our procedure helps regenerate and maintain a healthy quality lifestyle with the possibility of returning back to normal activities of daily living.

Stem cell therapies have a huge potential to help treat diseases or conditions for which few treatment options are available.

Key treatments include:

Category	Treatment Areas

Orthopedics	injuries, ligaments, soft tissue, joints, pain
Plastic Surgery	regeneration of collagen and capillaries, rejuvenation, breast augmentation, facelifts
Age Management and Longevity	skin care, anti-aging
Urology	erectile dysfunction
Other	Cardiology, cancer, Parkinson’s, Alzheimer’s, ALS, MS, stroke, auto immune, COPD, diabetes, arthritis, dentistry, and veterinary applications

Stem cell-based therapies offer the promise of revolutionizing medicine and provide new ways to treat previously untreatable diseases and ailments, from diabetes to Parkinson’s disease, eye disorders or spinal cord injury. We are positioning ourselves in the market to take advantage of existing and emerging applications.

Mission

To create a solid comprehensive approach to the treatment and maintenance of diseases and break free from the medical insurance world by tapping into the private-pay sector delivering exceptional healthcare free from the medical insurance maze.

Products and Services

Adult stem cells derived from the patient’s own body are used in a simple procedure that is completed within four hours. Fat is extracted from the patient’s abdomen, the stem cells are isolated and returned through a simple intravenous drip. The treatments that will be offered include:

•	Nutraceutical and medical supplements;
•	IV nutritional cocktails;
•	Stem cell banking
•	Degenerative conditions;
•	Hyperbaric oxygen therapy;
•	Cancer treatments;
•	Weight loss;
•	Anti-aging stem cell therapy;
•	Anti-viral therapy; and
•	Adistem stem cell treatments for orthopedics, neurological, lung diseases.

Facility

Each facility will be approximately 1,000 sq. feet in size and will be designed to enhance the patient experience. All procedures will be conducted in house by fully trained stem cell technicians and physicians.

Our Service Provider

We hope that our company may become the premier source of adult stem cell and platelet rich plasma therapies and treatments.

Our treatments will be offered at clinics which stem cell specialists will perform the treatments.

Our stem cell specialists have many years of experience having performed over a thousand treatments. We only perform our proprietary procedures with licensed physicians. With affiliate doctors/clinics we can achieve a 60%-70% split of the patient’s procedural fee.

Start-up costs for a clinic to offer stem cell treatments are projected to be $5,000 for training, and $4,500 for medical equipment, which includes the centrifuge, and the Adilight 1. If necessary, the equipment can either be leased through us, or supplied by us at a monthly fee. The start-up costs would be covered within the first two stem cell treatments performed. We have additional value added revenue driven products and services to offer patients such as quality nutraceutical and medical supplements, IV nutritional cocktails, stem cell banking for future use and hyperbaric oxygen therapy.

We have 60 affiliate clinics tentatively ready to begin offering our adult stem cell treatments. Half of these have been confirmed by written letter of intent, and the remainder are based on verbal understandings and serious inquiries.

About Stem Cells

Adipose tissue, commonly referred to as fat, is the human body’s richest known source of adult stem cells. Adult stem cells are found in all organs of the body but the adipose tissue by far holds the most healing potential.

Scientific research has found that a sample of peripheral blood contains about 10,000 stem cells, bone marrow contains about 50,000 adult stem cells and of those only 25 to 50% are mesenchymal stem cells; on the other hand, adipose tissue yields an incredible 10-60 million stem cells per sample and 95% of them are mesenchymal stem cells, capable of differentiating into various cell types that repair the body.

Mesenchymal stromal stem cells appear to be one of the body’s ablest tools for self-repair. Stem cells are in many respects the foundation of all that humans are and become. After a baby is born and begins growing, stem cells play a role in not just the generation of new and replacement cells and tissues, but also in healing and repair. Whenever a body part or tissue becomes diseased or is injured, it sends out chemical signals that attract stem cells that reside in other tissues, especially the bone marrow.

This interplay between signals and mobilization of stem cells usually works well early in life, but can falter with age. Also, acute and chronic illnesses and diseases can tax stem cell reserves. Many experts feel this situation can be addressed by either using drugs that mobilize stem cells, or by harvesting a patient’s own stem cells and giving them back, which is autologous transplant, or both.

Adult stem cells, undifferentiated and adaptable, are able to change into the cells of countless organs and structures within the human body. Many therapies use stem cells as they can restore damaged structures and rejuvenate failing cells very effectively. They do this through cell division, a process in which they multiply indefinitely. Stem cell science has seen considerable advancements in the last few years with many new developments and discoveries being made.

Harvesting stem cells from adult patients and then re-injecting them into the same patient (autologous stem cell use) has been a routine therapy in U.S. medicine for decades. More recently, as stem cell research has developed, the precise method of harvesting, processing and then re-injecting into patients has changed and improved. Roughly 1 million patients have been treated with their own stem cells since the mid-1980s in the United States.

Stem cell treatments are a type of intervention strategy that introduces new adult stem cells into damaged tissue in order to treat disease or injury. Many medical researchers believe that stem cell treatments have the potential to change the face of human disease and alleviate suffering. The ability of stem cells to self-renew and give rise to subsequent generations with variable degrees of differentiation capacities, offers significant potential for generation of tissues that can potentially replace diseased and damaged areas in the body, with minimal risk of rejection and side effects.

Markets and Market Penetration

Total value of the cell-based markets was approximately $35 billion in 2009 and is expected to rise to $62 billion in 2014, and $106 billion in 2019.

According to a recent publication by Jain Pharma BioTech, the industry size will rise to $62 billion dollars in 2014 and $106 billion by 2019. Currently, the top four areas that are being treated by adult stem cells are neurological disorders, cancer, orthopedic, and dermatology. In 2009, the world stem cell industry was roughly $35 billion.  Key Therapeutic markets (source: Jain Pharma BioTech (October 2010) Cell Therapy – Technologies, Markets & Companies):

Therapeutic Area	Market Size in 2009	Est. Market Size in 2014	Est. Market Size in 2019

Bone and Joint Disorders	$3.6 billion	$5.5 billion	$8.6 billion
Cancer	$2.7 billion	$7.5 billion	$10.5 billion
Cardiovascular Disorders	$4 billion	$6.6 billion	$12.3 billion
Diabetes Mellitus	$2.2 billion	$3.9 billion	$5.9 billion
Hematological Disorders	$3.7 billion	$5.9 billion	$9.1 billion
Liver Disorders	$1.7 billion	$2 billion	$3 billion
Neurological Disorders	$5.7 billion	$7.9 billion	$17.5 billion
Age Related Macular Degeneration	$0	$0.6 billion	$2.3 billion

Range of Procedures:

Category	Treatments
Cancer treatments	Immunotherapy exosomes Peptides IPT (inhibits platelet count)

Weight Loss/Obesity	Myostatin inhibitor

Anti-aging	iGF-1 HGH Stem cells Myostatin inhibitor Hormone testing Food allergy/ sensitivity-testing & treatment Neurotransmitter-testing and treatments Detoxification treatments

Anti-Viral	HIV Hepatitis Herpes

Cosmetics	Liposculpture Fat injections Breast augmentations Facial cosmetics Hair growth peptides

Other Treatments
Adistem stem cell treatments (orthopedic, neurological, and lung diseases)
spine, shoulders, knees, elbows, wrist and hand, arthritic joints hip/pelvis/SI joints lower leg, ankle and foot
Medical grade supplements
IV nutritional cocktails

Expansion and Revenue Model

Our goal is to have more than 140 affiliate and corporate locations operating within five years.

Revenue is based on two revenue channels – training fees and recurring revenue from procedures. Training fees are assumed to be estimated at $5,000 per doctor. Affiliate recurring revenues is based on the number of procedures performed by each doctor per month at an average of $10,000 per procedure.

Product Marketing and Communications

Material Agreements

On March 13, 2013, LSG South Dakota entered in a facilitation agreement with Prince Marketing Group Limited. Pursuant to this agreement, Prince arranged a consulting agreement between us and a prominent stem cell therapist to act as a consultant of LSG South Dakota and assisted with organizing the business structure of Life Stem South Dakota. As compensation to Prince for arranging the consulting agreement, LSG South Dakota agreed to issue 100,000 common shares of LSG South Dakota at a deemed price of $0.10 per share and pay 3% of the gross revenue we receive from providing and performing stem cell therapy.

The consulting agreement, referred to in the above in the facilitation agreement with Prince, was entered into on December 18, 2012 with James Vanden Bosch (later amended by agreements on February 8, 2013 and September 10, 2013). Under this consulting agreement, Mr. Bosch is to train one or more clinical therapists, assist with setting up our clinics, attend speaking engagements on behalf of us and advise us. The term of the agreement will be for one year from December 1, 2013 (as amended) and we will compensation Mr. Bosch by paying him $5,000 as a signing bonus and $5,000 per month for the term of the agreement.

On January 1, 2013, LSG South Dakota entered into an implementation and management agreement with Lexington Management Inc. Pursuant to this agreement, Lexington is to oversee management, administrative and implementations services to LSG South Dakota, such duties will include arranging and monitoring legal and accounting services, developing public relation campaigns and arranging financing. As compensation to Lexington for its service, LSG South Dakota agreed to pay Lexington $20,000 per month and a management fee of 15% of all revenue generated from the stem cell therapy program.

Intellectual Property

We have not registered for the protection of any rights under trademark, patent, or copyright in any jurisdiction.

Our internet site is located at www.lifestemgenitics.com.

Copyright

We own the common law copyright in the contents of our website www.lifestemgenetics.com.

Trademarks

We own the common law trademark rights in our corporate name, product names, and associated logos.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations will help us protect our products.

It is our policy to require our employees, consultants, contractors, or scientific and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements provide that all inventions related to our business that are conceived by the individual during the course of our relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Competition

The stem cell market is growing rapidly due to increasing regulatory approval and market awareness. The benefits of the stem cell therapy are also attracting an increasing number of industry participants. Intensive research and development efforts and the increasing research investments on stem cells therapy are soon expected to improve the efficacy of stem cell treatment. However, the high cost of the therapy may affect market growth and limit underfunded competitors. The U.S. currently forms the most lucrative stem cells market, especially for areas such as stem cell bone marrow transplantation. The market consists of many well established participants such as: Cellartis AB, Vitrolife, Tataa Biocenter, Invitrogen, Stem Cell Technologies, BD Biosciences, Chemicon, R&D Systems, SA Biosciences, Thermo Scientific and Australian Stem Cell Centre. Our company is operating in a highly competitive market dominated by well capitalized competitors.

Government Regulation

Our operations are subject to numerous federal, state and local laws and regulations in the United States and Canada in areas such as consumer protection, government contracts, trade, labor and employment, tax, licensing and others.

Our current and future operations and research and development activities are or will be subject to various laws and regulations in the countries in which we conduct or plan to conduct our business, including but not limited to Canada, the United States and Hong Kong, China. These laws and regulations govern the research, development, sale and marketing of health care, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the medical industry. We may require permits, registrations or other authorizations to maintain our operations and to carry out our future research and development activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Governmental authorities have the power to enforce compliance with lease conditions, regulatory requirements and the provisions of required permits, registrations or other authorizations, and violators may be subject to civil and criminal penalties including fines, injunctions, or both. The failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties, and third parties may have the right to sue to enforce compliance.

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We have obtained and intend to obtain all permits, licenses and approvals required by all applicable regulatory agencies to maintain our current operations and to carry out our future research and development activities. We are not aware of any material violations of permits, licenses or approvals issued with respect to our operations, and we believe that we will continue to comply with all applicable laws and regulations.

Canada

Stem cell therapy treatments are regulated almost entirely at the federal level in Canada. The analysis suggests that existing Canadian legislation pertaining to stem cells, regulates matters such as transplants, stem cell donations, Lymphoematopoietic cells for transportation and embryos, but appears to have limited application to stem cell therapy, namely in relation to consent and the prohibition of the sale of stem cells. Regulations enacted pursuant to the Food and Drugs Act - Safety of Human Cells, Tissues and Organs for Transplantation Regulations specifically do not apply to certain products, including cells, tissues and organs that are for autologous use. Nevertheless we will be engaging with appropriate government regulatory bodies before proceeding with providing stem cell therapy treatments in Canada.

United States of America

Our protocol consists of autologous (from the patient's own body) adipose tissue stem cell and autologous platelet rich plasma (PRP). The stem cells are derived via liposuction extraction of adipose (fat) tissue and are “minimally manipulated” with wash down, emulsification, centrifuge and filtration. The PRP solution is blood derived. The stem cell/PRP solution is implanted via minimally invasive intravenous implantation but may also be injected locally.  The Life Stem Genetics protocol follows all known and understood federal codes of regulation and is compliant with local and state health department regulations.

Minimally Manipulated:  FDA statutes on transplantation of cells and tissues require those products to be “minimally manipulated”. There is an ongoing debate regarding what “minimally manipulated” means, but to our knowledge, our protocol is well within the criteria established.

The stem cell therapy treatment consultant the company has contractually engaged has been providing stem cell therapy treatments in the United States of America for more than eight years. Initially we are relying on our consultant’s record of practice and compliance with government regulations in developing our stem cell therapy treatment. We are at this time, through legal counsel, preparing for our own use an analysis of the law governing the delivery of stem cell therapy treatment in the United States of America and the respective states where we anticipate we will be providing such treatments. Prior to establishment of a clinic or clinics in the United States of America we will be engaging with government bodies, federal, state and local, to ensure that we comply with all applicable legislation and regulations governing the establishment of such clinics.

Hong Kong

Prior to initiating a stem cell therapy treatment program in Hong Kong, we intend to conduct a thorough examination of the law governing such therapy in Hong Kong.  We have not yet engaged legal counsel to conduct that analysis.

Amount Spent on Research and Development the Last Two Fiscal Years

We have not spent any money during each of the last two fiscal years on research and development activities.

Employees and Employment Agreements

Gloria Simov, our director and chief executive officer, will devote 100% of her time to our company. Each of our other directors and officers is a full-time employee and currently devotes about 50% of their time to our operation. Our officers and directors do not have written employment agreements with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. We do not have a stock option plan, as such no options have been issued, there are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

On January 1, 2013, LSG South Dakota entered into an employment agreement with Gloria Simov. Pursuant to this employment agreement, Ms. Simov agreed to act as the president of LSG South Dakota. As compensation for acting as president, LSG South Dakota agreed to compensate Ms. Simov $30,000 per annum. The agreement is to terminate on January 1, 2014.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations and, as at July 31, 2013, have incurred a net loss of $39,087 since our inception on July 5, 2012. Our business operations began in 2012 and have resulted in net losses in each year. We have generated only nominal revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations in the near future. Our profitability will require the successful commercialization and sales of our planned products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the period from July 5, 2012 (inception) to July 31, 2013 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the period from July 5, 2012 (inception) to July 31, 2013, we have generated operating losses since inception, and the ability of our company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations.

Unless we keep pace with changing technologies and medical procedures and advances, we could lose existing customers and fail to win new customers. In order to compete effectively in the medical and health industries, we must continually design, develop implement and market new and enhanced technologies and strategies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace. Stem cell treatments have not achieved widespread commercial acceptance and our strategy of expanding our medical service business could adversely affect our business operations and financial condition.

We face intense competition from numerous businesses that also provide stem cell therapies. We expect that many of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result a reduced demand for our services. Companies with greater capital and research capabilities could re-formulate existing techniques that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

The success of our business will depend upon our ability to create brand awareness.

The market for health treatments by stem cell therapy is already highly competitive. Our ability to compete effectively and generate revenue will be based upon our ability to create awareness of our services distinct from those of our competitors. It is imperative that we are able to convey to consumers the efficacy of our services. However, advertising and marketing of such services will be limited by various regulations.

We are governed by only two persons serving as directors and officers which may lead to faulty corporate governance.

We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

We must attract and maintain key personnel or our business will fail.

Success depends on the acquisition of key personnel. We will have to compete with other companies both within and outside the medical and health care industries to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to fulfill our contractual obligations (as noted in our audited financial statements), continue development of our planned products to meet market evolution, and execute our business plan, generally. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled scientists and professionals and adequate funds in a timely manner.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have not achieved revenues and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful research and development of our planned products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to complete the research and development of our products and operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We are affected by certain law and governmental regulations which could affect international operations of our clinics.

While our stem cell service has been approved in certain countries, failure to gain compliance would limit international operations. In addition, future government regulations concerning stem cell issues could have an adverse effect on market acceptance or cause time delays or additional costs to meet requirements.

If our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable.

Our commercial success may depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

The patent positions of technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitor’s copies or otherwise gains access to our proprietary technology or develops similar technologies independently or is able to prove that our technology is not proprietary, we would not be able to compete as effectively.

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and market demands. As a result, our service and technology may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate market demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry or governmental standards.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading volume of our common shares increased significantly recently, it has historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our board of directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Because we are listed on the Over-the-Counter Bulletin Board quotation system, our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently quoted on the Over-the-counter Bulletin Board. We must comply with numerous NASDAQ Marketplace rules in order to maintain the listing of our common stock on the Over-the-counter Bulletin Board. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the Over-the-counter Bulletin Board listing of our common stock. If we are unable to maintain our listing on the Over-the-counter Bulletin Board, the market liquidity of our common stock may be severely limited.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our by-laws contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses that LSG South Dakota did not incur as a private company prior to the private placement financing and share exchange.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive office is located at 433 North Camden Drive, Suite 400, Beverly Hills, CA 90210. Our phone number is (310) 279-5234. We pay rent of approximately $200 per month for the use of this space and $1,300 per month for ancillary office space.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “LIFS”. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

There has been one day, September 12, 2013, of active trading of our securities. Both the high and low bid price of our securities on September 12, 2013 on the OTC Bulletin Board was $2.00.

As of October 23, 2013, there were approximately 8 holders of record of our common stock. As of such date, 44,537,500 common shares were issued and outstanding.

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 (Telephone: (813) 344-4490) is the registrar and transfer agent for our common shares.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of October 23, 2013.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 20, 2013, we issued 26,422,500 shares of our common stock to three shareholders of LSG South Dakota as part of the closing of the share exchange agreement in exchange for all of the issued and outstanding shares of LSG South Dakota. The number of our shares issued to the LSG South Dakota shareholders was determined based on an arms-length negotiation.

These securities were issued to the three shareholders of LSG South Dakota pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they were “accredited investors” as such term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended.

On October 21, 2013, we issued an aggregate of 500,000 shares of our common stock pursuant to a private placement agreement. These securities were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Equity Compensation Plan

We have not adopted any equity compensation plans or arrangements.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2013.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statement and the related notes for the period from July 5, 2012 (inception) to July 31, 2013 that appear elsewhere in this current report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 14 of this current report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next 12 months we intend to carry on business as a development stage stem cell therapy treatment company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)

Consulting Fees for Research and Development(1)	452,000
Fixed asset purchases	20,000
Management Consulting Fees	130,000
Professional fees(1)	170,000
Rent	18,000
Sales, Travel and Marketing(1)	120,000
Other general administrative expenses(1)	90,000
Total	1,000,000

(1)
On January 1, 2013, LSG South Dakota entered into an implementation and management agreement with Lexington Management Inc. Pursuant to this agreement, Lexington is to oversee management, administrative and implementations services to LSG South Dakota, such duties will include arranging and monitoring legal and accounting services, developing public relation campaigns and arranging financing. As compensation to Lexington for its service, LSG South Dakota agreed to pay Lexington $20,000 per month. Over the next 12 months, Lexington will be paid $240,000 which includes $92,000 for consulting fees for research and development, $26,000 in professional fees, $72,000 for sales, travel and marketing, and $50,000 in general and administrative fees.

We will require funds of approximately $500,000 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

There is significant doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $39,087 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Personnel Plan

We currently have no employees, other than our officers and our directors. We intend to hire additional employees on an as needed basis.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2013 and from the periods ended July 5, 2012 (inception) to July 31, 2012 and 2013.

Our operating results for the years ended July 31, 2013 and from the periods ended July 5, 2012 (inception) to July 31, 2012 and 2013 are summarized as follows:

		July 5, 2012	July 5, 2012
	Year	(Inception) to	(Inception) to
	Ended	Ended	Ended
	July 31,	July 31,	July 31,
	2013	2012	2013

Revenue	$ Nil	$ Nil	$ Nil
Operating Expenses	$38,762	$325	$39,087
Net Income (Loss)	$(38,762)	$(325)	$(39,087)

Expenses

Our operating expenses for the year ended July 31, 2013 and from the periods ended July 5, 2012 (inception) to July 31, 2012 and 2013 are outlined in the table below:

		July 5, 2012	July 5, 2012
	Year	(Inception) to	(Inception) to
	Ended	Ended	Ended
	July 31,	July 31,	July 31,
	2013	2012	2013

Depreciation	$67	$ Nil	$67
Professional fees	$35,264	$ Nil	$35,264
General and administrative	$3,431	$325	$3,756
Total operating expenses	$38,762	$325	$39,087

Operating expenses for year ended July 31, 2013 increased by $38,437 as compared to the period ended from July 5, 2012 (inception) to July 31, 2012 primarily as a result of increases in depreciation, professional fees and general and administrative expenses. During the periods ended from July 5, 2012 (inception) to July 31, 2013 operating expenses increased due to increases in general and administrative expenses.

Revenue

We have not earned revenue since our inception.

Liquidity and Capital Resources

Working Capital

	As at	As at
	July 31,	July 31,
	2013	2012

Current Assets	$105	$7,775
Current Liabilities	$21,925	$4,100
Working Capital (deficiency)	$(21,820)	$3,675

Cash Flows

		July 5, 2012	July 5, 2012
	Year	(Inception) to	(Inception) to
	Ended	Ended	Ended
	July 31,	July 31,	July 31,
	2013	2012	2013

Net cash provided by (used in) operating activities	$(38,695)	$(325)	$(39,087)
Net cash provided by (used in) financing activities	$31,375	$8,100	$39,475
Net cash provided by (used in) investing activities	$(350)	$ Nil	$(350)
Net increase (decrease) in cash	$(7,670)	$7,775	$105

As of July 31, 2013, our company had working capital deficit of $21,820, $105 in total current assets and $21,925 in total current liabilities.

We are dependent on funds raised through equity financings and proceeds from shareholder loans. Our net loss of $39,087 from our inception on July 5, 2012, was funded primarily by financing and loans, as well as other capital contributions.

During the period from July 5, 2012 (inception) to July 31, 2013, the net cash that we used in operating activities was $39,087.

For the period from July 5, 2012 (inception) to July 31, 2013, we received a net amount of $31,375 from financing activities, which consisted entirely of notes payable from a related party.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning August 2013) will be approximately $1,000,000 as described in the table above. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $500,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our technology to market and establish our clinics.

Going Concern

We have not generated any revenue since inception and are dependent upon obtaining outside financing to carry out our operations. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximate fair value.

Fixed Assets

Fixed assets are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Our company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

          Equipment     5 years

Our company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as July 31, 2013 and 2012. Depreciation expense for the years ended July 31, 2013 and 2012 totaled $67 and $0, respectively.

Revenue Recognition

Our company recognizes revenue when consulting and placement services are rendered on the accrual basis of accounting in accordance with generally accepted accounting principles in ASC 605.  Our company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller’s price to the buyer is fixed and (4) Collectability is reasonably assured.

Advertising Costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended July 31, 2013 and for the period from July 5, 2012 (Inception) to July 31, 2012.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-Based Compensation

Our company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires our company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Our company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per Share

Our company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income Taxes

Our company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Our company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of July 31, 2013 and 2012, our company reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on our company.

Our company does not anticipate any significant changes to our total unrecognized tax benefits within the next 12 months.

Our company classifies tax-related penalties and net interest as income tax expense. As of July 31, 2013 and 2012, our company has income tax payable totaling $0 and $0, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent Accounting Pronouncements

Our company has evaluated all the recent accounting pronouncements issued through October 2013 and believes that none of them will have a material effect on our company’s financial statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Life Stem Genetics, Inc.
(fka Miami Days Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheet of Life Stem Genetics, Inc. (formerly Miami Days Corporation) (A Development Stage Company) as of July 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Life Stem Genetics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Life Stem Genetics, Inc. (formerly Miami Days Corporation) as of July 31, 2012 and for the period from inception on July 5, 2012 through July 31, 2012 were audited by other auditors, whose report dated August 24, 2012, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Stem Genetics, Inc. (formerly Miami Days Corporation) (A Development Stage Company) as of July 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at July 31, 2013, has incurred losses and negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 29, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(audited)

	July 31, 2013	July 31, 2012

ASSETS

Current assets:
Cash	$105	$7,775
Total current assets	105	7,775

Fixed assets, net	283	-

Total assets	$388	$7,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Loan from director	$21,925	$4,100
Total current liabilities	21,925	4,100

Total liabilities	21,925	4,100

Stockholders' equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized,
69,615,000 and 52,000,000 shares issued and outstanding
as of July 31, 2013 and 2012, respectively	69,615	52,000
Additional paid in capital	(52,065)	(48,000)
Deficit accumulated during the development stage	(39,087)	(325)
Total stockholders' equity (deficit)	(21,537)	3,675

Total liabilities and stockholders' equity (deficit)	$388	$7,775

See Accompanying Notes to Financial Statements.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(audited)

	For the	July 5, 2012	July 5, 2012
	year ended	(Inception) to	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013

Revenue	$-	$-	$-

Operating expenses:
Depreciation	67	-	67
Professional fees	35,264	-	35,264
General and administrative	3,431	325	3,756
Total operating expenses	38,762	325	39,087

Loss before provision for income taxes	(38,762)	(325)	(39,087)

Provision for income taxes	-	-	-

Net (loss)	$(38,762)	$(325)	$(39,087)

Weighted average number of common shares outstanding - basic and fully diluted	59,769,904	29,999,996

(Loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(audited)

			Additional		Total
	Common Shares		Paid In	Retained	Stockholders'
	Shares	Amount	Capial	Earnings	Equity
July 5, 2012
Beginning balance	-	$-	$-	$-	$-

Shares issued for cash at $0.0001 per share	52,000,000	52,000	(48,000)	-	4,000

Net (loss)	-	-	-	(325)	(325)

Balance, July 31, 2012	52,000,000	$52,000	$(48,000)	$(325)	$3,675

Shares issued for cash at $0.0008 per share	17,615,000	17,615	(4,065)	-	13,550

Net (loss)	-	-	-	(38,762)	(38,762)

Balance, July 31, 2013	69,615,000	$69,615	$(52,065)	$(39,087)	$(21,537)

See Accompanying Notes to Financial Statements.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(audited)

	For the	July 5, 2012	July 5, 2012
	year ended	(Inception) to	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(38,762)	$(325)	$(39,087)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	67	-	67

Net cash (used) in operating activities	(38,695)	(325)	(39,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(350)	-	(350)

Net cash (used) by investing activities	(350)	-	(350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the loans from director	17,825	4,100	21,925
Proceeds from the sale of common stock	13,550	4,000	17,550

Net cash (used) by financing activities	31,375	8,100	39,475

NET CHANGE IN CASH	(7,670)	7,775	105

CASH AT BEGINNING OF PERIOD	7,775	-	-

CASH AT END OF PERIOD	$105	$7,775	$105

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes to Financial Statements.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Miami Days Corp. is a development stage company based in Serbia and registered in the State of Nevada on July 5, 2012.  On September 17, 2013, the Company changed its name to Life Stem Genetics, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
Miami Days Corp. was a fast food business.  The Company planned to sell Serbian fast food cuisine from a chain of fast food outlets and will be competing in the wider fast food market.  During August 30, 2013, there was a change of control and change in business direction.  The Company is establishing a series of Stem Cell therapy based clinics around the world.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximate fair value.

Fixed assets
Fixed assets are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Equipment                      5 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as July 31, 2013 and 2012.  Depreciation expense for the years ended July 31, 2013 and 2012 totaled $67 and $0, respectively.

Revenue recognition
The Company recognizes revenue when consulting and placement services are rendered on the accrual basis of accounting in accordance with generally accepted accounting principles in ASC 605.  The Company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller’s price to the buyer is fixed and (4) Collectability is reasonably assured.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended July 31, 2013 and for the period from July 5, 2012 (Inception) to July 31, 2012.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of July 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Income taxes (continued)
The Company classifies tax-related penalties and net interest as income tax expense. As of July 31, 2013 and 2012, the Company has income tax payable totaling $0 and $0, respectively.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements issued through October 2013 and believes that none of them will have a material effect on the company’s financial statement.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the period from July 5, 2012 (inception) to July 31, 2013, the Company did not generate any revenue and had a net loss of $39,087.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2013	July 31, 2012

Computer equipment	$350	$-
Less accumulated depreciation	(67)	-

Fixed assets, net	$283	$-

Depreciation expense for the years ended July 31, 2013 and 2012 were $67 and $0, respectively.

NOTE 4 – LOAN FROM DIRECTOR

The Company had the following loan from director:

	July 31, 2013	July 31, 2012

Notes payable with an officer, director and shareholder of the Company, due upon demand, 0% interest	$21,925	$4,100
Total loan from director	$21,925	$4,100

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 5 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of July 31, 2013 and 2012 are as follows:

	July 31, 2013	July 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$-	$-
Net operating income (loss)	(38,762)	(325)
	(38,762)	(325)
Permanent differences: Meals and entertainment	-	-
Timing differences	-	-
Taxable income (loss)	(38,762)	(325)
Income tax rate	15%	15%
Income tax expense	$-	$-

Deferred tax asset/liability	$5,814	$49
Less valuation allowance	(5,814)	(49)
Net deferred tax asset/liability	$-	$-

The Company has not filed federal income tax returns and is uncertain to the amount of the income tax liability for 2013 and 2012, if any.  The Company has recorded a provision for income taxes of $0 and $0, respectively which adjusts the estimated income tax payable to $0 and $0, respectively, as of July 31, 2013 and 2012.  The Company plans to use its net losses for 2013 and 2012 against the net income in the prior years.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the year ended July 31, 2013 and period from July 5, 2012 (inception) to July 31, 2012 are as follows:

	July 31, 2013	July 31, 2012

U.S. federal statutory income tax rate	15.0%	15.0%
State tax – net of federal benefit	0.0%	0.0%
Effective tax rate	15.0%	15.0%

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company was initially authorized to issue 75,000,000 shares of its $0.001 par value common stock.  On September 17, 2013, the Company increased its authorized capital to 250,000,000 shares of $0.001 par value common stock.

On September 17, 2013, the Company’s shareholders approved a forward stock split of 13 for 1.  All share and per share amounts have been retroactively restated.

Common stock
On July 16, 2012, the Company issued 52,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.0001 per share.

In February 2013, the Company issued 17,615,000 shares of common stock for cash proceeds of $13,550 at $0.0008 per share.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 7 – WARRANTS AND OPTIONS

As of July 31, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by the officers and directors of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On July 16, 2012, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

As of July 31, 2013 and 2012, the Company had outstanding loans due to an individual who was an officer, director and shareholder of the Company totaling $21,925 and $4,100, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose, except as disclosed below.

On August 30, 2013, the Company executed a Share Exchange Agreement between the Company, Life Stem Genetics, Inc., a South Dakota company, (“LSG South Dakota”), and the shareholders of LSG South Dakota, will acquire 100% ownership of the LSG South Dakota.  The closing occurred on September 20, 2013 and the Company issued 26,422,500 shares of common stock in exchange for 100% of LSG South Dakota.  Additionally, the former officer, director and shareholder of the Company agreed to cancel 52,000,000 shares of common stock.

On October 31, 2013, the former officer, director and shareholder of the Company forgave the entire loan balance of $21,925.

Effective October 21, 2013, the Company entered into a private placement agreement with one person. Pursuant to the agreement, the Company agreed to the issuance of 500,000 units at a price of $1.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant. Each warrant is exercisable into one common share of the Company’s common stock at price of $1.00 per warrant share for a period of 12 months. The total proceeds received from this private placement were $500,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2013, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

•
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

•
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

Our company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this. There has been no change in its internal control over financial reporting that occurred during our company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

Seale and Beers, CPAs, our independent registered public auditor, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of July 31, 2013 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended July 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective August 26, 2013, Bojan Didic resigned as president of our company. Concurrently, Gloria Simov was appointed as president, chief executive officer and as a director of our company.

Effective October 21, 2013, Bojan Didic resigned as treasurer and director of our company and Sara Ilic resigned as secretary of our company. Mr. Didic and Ms. Ilic's resignations were not the results of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently, Heather Sharp was appointed as a director and chief financial officer of our company.

Our company believes that all of our directors’ respective educational background, operational and business experience give them the qualifications and skills necessary to serve as director and officers, respectively, of our company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Gloria Simov(1)	President, Chief Executive Officer and Director	27	August 26, 2013
Heather Sharp(2)	Chief Financial Officer and Director	41	October 21, 2013

(1)	Gloria Simov was elected as president, chief executive officer and director on August 26, 2013.
(2)	Heather Sharp was elected as chief financial officer on October 21, 2013.

There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Executive Management

Our executive management team represents a significant depth of experience in the medical industry, public company management, marketing, and domestic and international business development. The team represents a cross-disciplinary approach to management and business development.

Gloria Simov – President, Chief Executive Officer and Director

During the last five years Gloria Simov has been engaged as an independent business consultant during which time she has accumulated experience in many facets of the medical industry. She has knowledge of the external environment, trends, and a functional knowledge and competence in the clinical fields of medical, dental, dermatology, and plastic surgery.  Since January of 2012, Ms. Simov has been engaged in researching and developing a model for the provision of stem cell therapy treatments on a national and international level.  Her work contributed to the incorporation of LSG South Dakota on November 30, 2012.  Ms. Simov has acted as director, president and chief executive officer of LSG South Dakota since its incorporation.

Gloria Simov attended Santa Monica College enrolled in the journalism program.  Ms. Simov is a graduate of Bryman College with DA, as a certified dental assistant.  Ms. Simov has worked in the premiere cosmetic dental office of Dr. Anthony Mobasser in Beverly Hills.  Ms. Simov also worked in a highly regarded plastic surgery clinic, in Beverly Hills and knows the inner dynamics of the clinical setting.

As well as carrying out her executive functions with our company, Ms. Simov is responsible for development and management of affiliate doctor and clinic programs, recruiting partnerships and building a strategic direction for Life Stem Genetics, Inc. Born in Rome, Italy, and growing up in Southern California, Ms. Simov has an extensive international professional network to call upon.

Heather Sharp – Chief Financial Officer and Director

Heather Sharp has served as chief financial officer of our company since October 21, 2013. Heather Sharp is the president of Sharp Commercial, Inc. since 2005, a commercial brokerage in the Coachella Valley, California. Ms. Sharp has over 20 years of experience in commercial real estate. She is knowledgeable in aspects of leasing, sales, marketing, and management with a focus on the medical fields. Her expertise includes site plan development, relocation, and securing the economic locations. Additionally, Ms. Sharp is senior vice president and founding advisor of Sperry Van Ness International Corporation ("SVNIC"). SVNIC is a commercial real estate franchisor headquartered in Irvine, California. She provides brokerage, tenant representation, corporate real estate, asset management, property management, leasing, accelerated marketing, asset recovery and auction services. SVNIC represents clients in hospitality and medical offices.

Our company believes that all of our directors' respective educational background, operational and business experience give them the qualifications and skills necessary to serve as director and officers, respectively, of our company.

Our officers and directors are not directors in any other U.S. reporting companies nor have they been affiliated with any company that has filed for bankruptcy within the last ten years. Our company is not aware of any proceedings to which any of our company's officers or directors, or any associate of any such officer or director, is a party adverse to our company or any of our company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Significant Employees

Other than the foregoing named officers and directors, we have one full-time employee whose services are materially significant to our business and operations and who is employed by LSG South Dakota.

On January 1, 2013, LSG South Dakota entered into an employment agreement with Gloria Simov. Pursuant to this employment agreement, Ms. Simov agreed to act as the president of LSG South Dakota. As compensation for acting as president, LSG South Dakota agreed to compensate Ms. Simov $30,000 per annum. The agreement is to terminate on January 1, 2014.

Family Relationships

There are no family relationships between any of our directors and officers.

Conflicts of Interest

Other than Gloria Simov, who serves as our president, chief executive officer and director, our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2013 and 2012; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gloria Simov President, Chief Executive Officer and Director(1)	2013 2012	5,000(2) N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	5,000(2) N/A

Heather Sharp Chief Financial Officer and Director(3)	2013 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Bojan Didic Former Treasurer and Director(4)	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Gloria Simov has served as president and chief executive officer of our company since August 26, 2013.
(2)	Includes amount paid to Gloria Simov through LSG South Dakota.
(3)	Heather Sharp has served as chief financial officer and director of our company since October 21, 2013.
(4)
Bojan Didic served as president, chief financial officer, treasurer and secretary of our company since inception on July 5, 2012. On March 15, 2013 Mr. Didic resigned as secretary, on August 26, 2013, Mr. Didic resigned as president and chief executive officer and on October 21, 2013, Mr. Didic resigned as treasurer and director of our company.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Compensation of Directors

On January 1, 2013, LSG South Dakota entered into an employment agreement with Gloria Simov. Pursuant to this employment agreement, Ms. Simov agreed to act as the president of LSG South Dakota. As compensation for acting as president, LSG South Dakota agreed to compensate Ms. Simov $30,000 per annum. The agreement is to terminate on January 1, 2014.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended July 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2013.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 23, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class

Gloria Simov 471 Foster Springs Road Las Vegas, Nevada 89148	12,010,232 Common Shares	27%

Heather Sharp PO Box 1481 Palm Desert, CA 92261	Nil	Nil

Officers and Directors as a Group	12,010,232 Common Shares	27%

Nathan Merry 824 Lausanne Daly City, California 9414	12,010,232 Common Shares	27%

Prince Marketing Group Limited 60 Market Square Belize City, Belize	2,902,036 Common Shares	6.5%

5%+ Security Holders as a Group	14,912,268 Common Shares	33.5%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 23, 2013. As of October 23, 2013, there were 44,537,500 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons of Our Company

The following includes a summary of transactions since inception on July 5, 2012, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On July 16, 2012, we issued a total of 4,000,000 shares of restricted common stock to Bojan Didic, a former officer and director of our company, in consideration of $4,000 as payment for these shares.

On August 7, 2012, we signed a rental agreement with Slavko Didic to rent the premises located at Save Jovsica 9E, Zvezdara 11000 in Belgrade, Serbia. On November 15, 2012, the rental agreement was amended to provide for a suspension of monthly rent payments of $1,000 until we raise funds sufficient to begin operations. Slavko Didic, is the father of Bojan Didic, a former officer and director of our company. This agreement provided for a $1,000 security deposit. The agreement may be terminated by either party giving to the other at least a 30-day prior written notice. This agreement was terminated by us with 30-days written notice before we raised funds sufficient to begin our operations.

Further, as of January 28, 2013, we owed Mr. Bojan Didic, a former officer and director of our company, $9,500 for funds advanced to us as of such date. This loan was unsecured and due on demand. There was no due date for the repayment of the funds advanced by Mr. Didic. The obligation to Mr. Didic did not bear interest. Effective July 16, 2013, Mr. Didic forgave the entire loan of $9,500.

On September 20, 2013, in conjunction with the closing of our share exchange with LSG South Dakota, we issued an aggregate of 12,010,232 shares of our common stock to Gloria Simov, one of our directors and officers.

Further, pursuant to the share exchange agreement, our company is required to provide a financing of $500,000 that shall close no later than 60 days from the closing date and on mutually agreeable terms by the parties.

Our company has not had any other transaction since the fiscal year ended July 31, 2013 and the period from July 5, 2012 (inception) to July 31, 2013, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation

Transactions with Related Persons of LSG South Dakota

The following includes a summary of transactions of LSG South Dakota since its inception on November 30, 2012 to July 31, 2013, or any currently proposed transaction, in which LSG South Dakota was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arms-length transactions.

Our company has the following notes payable – related party:

July 31, 2013

Notes payable to Peter Merry, who is the father of Nathan Merry who was a shareholder of LSG South Dakota, due upon demand with 0% interest.	$713
Notes payable to Gloria Simov, one of our directors and officers, who was an officer, a director and a shareholder of LSG South Dakota, due upon demand with 0% interest.	3,616
Total notes payable to related parties	$4,329

On January 1, 2013, LSG South Dakota entered into an implementation and management agreement with Lexington. Pursuant to this agreement, Lexington is to oversee management, administrative and implementations services to LSG South Dakota, such duties will include arranging and monitoring legal and accounting services, developing public relation campaigns and arranging financing. As compensation to Lexington for its service, LSG South Dakota agreed to pay Lexington $20,000 per month and a management fee of 15% of all revenue generated from the stem cell therapy program.

Lexington is controlled by Rob Levell who is married to Gloria Simov, a director and officer of our company. Rob Levell is an entrepreneur who resides in Las Vegas, Nevada. Mr. Levell is an investment banker, starting as a stockbroker in 1991, with vast experience working in the investment and financial industry. Mr. Levell has business connections throughout North America, particularly in Western USA. Prior to taking up residence in Las Vegas, he resided in Los Angeles.

LSG South Dakota has not had any other transaction since November 30, 2012 (inception) to July 31, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Corporate Governance

We currently act with two directors, consisting of Gloria Simov and Heather Sharp.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2013 and for the fiscal year ended July 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31,
	2013	2012

Audit Fees	$6,250	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$6,250	$0

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1
Share Exchange Agreement among Life Stem Genetics Inc., Life Stem Genetics, Inc. and the shareholders of Life Stem Genetics, Inc. dated August 30, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 3, 2013)

2.2
Amending Agreement among Life Stem Genetics Inc., Life Stem Genetics, Inc. and the Shareholders of Life Stem Genetics, Inc. dated September 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 11, 2012).

Exhibit No	Description

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 11, 2012).
3.3
Certificate of Amendment filed on September 17, 2013 with the Nevada Secretary of State with an effective date of September 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013).

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013).
(10)	Material Contracts
10.1	Consulting Agreement between Life Stem Genetics, Inc. and James Vanden Bosch dated December 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.2	Amending Consulting Agreement between Life Stem Genetics, Inc. and James Vanden Bosch dated February 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.3	Amending Consulting Agreement between Life Stem Genetics, Inc. and James Vanden Bosch dated September 10, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.4	Employment Agreement between Life Stem Genetics, Inc. and Gloria Simov dated January 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.5	Facilitation Agreement between Life Stem Genetics, Inc. and Prince Marketing Group Limited dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.6
Implementation and Management Agreement between Life Stem Genetics, Inc. and Lexington Management Inc., dated for reference January 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

10.7*	Press Agreement between Life Stem Genetics, Inc. and Contrarian Press LLC dated September 25, 2013
(21)	Subsidiaries of Registrant
21.1	Life Stem Genetics, Inc., a State of South Dakota corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE STEM GENETICS INC.
(Registrant)

Dated: October 29, 2013	By:	/s/ Gloria Simov
Gloria Simov
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 29, 2013	By:	/s/ Heather Sharp
Heather Sharp
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2013	By:	/s/ Gloria Simov
Gloria Simov
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 29, 2013	By:	/s/ Heather Sharp
Heather Sharp
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)