Form 10-K/A
period 2013-07-31
Life Stem Genetics Inc.
filed 2013-10-31
CIK 1556377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the period ended July 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on October 29, 2013 (the “Original Filing Date”), to provide the report of our company’s former auditor for the comparative period, revise the information set out in Item 9 and to amend information with respect to items in the Notes to the Financial Statements which were omitted in Exhibit 101 formatted in XBRL (eXtensible Business Reporting Language) to the Form 10-K, which consists of the following materials:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

Seale and Beers, CPAs
Las Vegas, Nevada
October 29, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Miami Days Corp.
Miami Beach, Florida

I have audited the accompanying balance sheet of Miami Days Corp. (a development stage company) as of July 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the period from July 5, 2012 (inception) through July 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miami Days Corp. as of July 31, 2012, and the results of its operations and its cash flows for the period from July 5, 2012 (inception) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital  that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
August 24, 2012	RONALD R. CHADWICK, P.C.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 31, 2013, we dismissed Ronald R. Chadwick, P.C., the independent registered principal accountants of our company.  The decision to dismiss Ronald R. Chadwick, P.C. was recommended and approved by our board of directors, which acts as our audit committee.

During our company’s two most recent fiscal years or any subsequent interim period preceding the termination of Ronald R. Chadwick, P.C., there were no disagreements with Ronald R. Chadwick, P.C., which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ronald R. Chadwick, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Ronald R. Chadwick, P.C., as our principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except that the reports of Ronald R. Chadwick, P.C., for the period from July 5, 2012 (inception) through July 31, 2012 contained explanatory paragraphs in which they indicated conditions which raised substantial doubt about our ability to continue as a going concern.  Further there were no other reportable events, as contemplated by Item 304(a)(1)(v) of Regulation S-K, during the two most recent fiscal years and the interim period up to the date of termination.

On July 31, 2013, our board of directors approved and authorized the engagement of Seale and Beers, CPAs as our Independent Public Accountants.

Prior to engaging Seale and Beers, CPAs on July 31, 2013, Seale and Beers, CPAs did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from Ronald R. Chadwick, P.C., PLLC, to Seale and Beers, CPAs.

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

10.7	Press Agreement between Life Stem Genetics, Inc. and Contrarian Press LLC dated September 25, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on October 29, 2013)
(21)	Subsidiaries of Registrant
21.1	Life Stem Genetics, Inc., a State of South Dakota corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LIFE STEM GENETICS INC.
(Registrant)

Dated: October 31, 2013	By:	/s/ Gloria Simov
Gloria Simov
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 31, 2013	By:	/s/ Heather Sharp
Heather Sharp
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 31, 2013	By:	/s/ Gloria Simov
Gloria Simov
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 31, 2013	By:	/s/ Heather Sharp
Heather Sharp
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)