Form 10-Q
period 2013-09-30
Life Stem Genetics Inc.
filed 2013-11-19
CIK 1556377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2013

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to _______________

                       Commission File Number 333-183814

                             LIFE STEM GENETICS INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                                  N/A
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

433 North Camden Drive, Suite 400, Beverly Hills, CA               90210
        (Address of principal executive offices)                 (Zip Code)

                                 (310) 279-5234
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 44,537,500 common shares issued and outstanding as of November 18, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements ...........................................  3

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................... 12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 19

     Item 4. Controls and Procedures ........................................ 19

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings .............................................. 20

     Item 1A. Risk Factors .................................................. 20

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .... 20

     Item 3. Defaults Upon Senior Securities ................................ 20

     Item 4. Mine Safety Disclosures ........................................ 20

     Item 5. Other Information .............................................. 20

     Item 6. Exhibits ....................................................... 20

SIGNATURES .................................................................. 22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                            LIFE STEM GENETICS, INC.
                           (FORMERLY MIAMI DAYS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                         September 30,          June 30,
                                                                             2013                 2013
                                                                          ----------           ----------
                                     ASSETS

Current assets:
  Cash                                                                    $   19,898           $      192
                                                                          ----------           ----------
      Total current assets                                                    19,898                  192
                                                                          ----------           ----------

Capitalized software development costs                                       150,000                   --
                                                                          ----------           ----------

Total assets                                                              $  169,898           $      192
                                                                          ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $      500           $       --
  Accounts payable - related party                                           161,332              120,000
  Accrued executive compensation - related party                              22,500               15,000
  Notes payable - related party                                               55,991                4,329
                                                                          ----------           ----------
      Total current liabilities                                              240,323              139,329
                                                                          ----------           ----------

      Total liabilities                                                      240,323              139,329
                                                                          ----------           ----------
Stockholders' equity:
  Common stock, $0.001 par value, 250,000,000 shares authorized,
   44,037,500 and 26,422,500 shares issued and outstanding                    44,038               26,423
  Additional paid in capital                                                 (54,963)             (15,423)
  Common stock payable                                                       200,000                   --
  Retained earnings                                                         (259,500)            (150,137)
                                                                          ----------           ----------
      Total stockholders' equity                                             (70,425)            (139,137)
                                                                          ----------           ----------

      Total liabilities and stockholders' equity                          $  169,898           $      192
                                                                          ==========           ==========


          See Accompanying Notes to Consolidated Financial Statements.

                            LIFE STEM GENETICS, INC.
                           (FORMERLY MIAMI DAYS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the three        November 30, 2012
                                                    months ended          (Inception) to
                                                    September 30,          September 30,
                                                        2013                   2013
                                                    ------------           ------------
Revenue                                             $         --           $         --
                                                    ------------           ------------
Operating expenses:
  General and administrative                               3,503                  8,640
  Professional fees                                       26,160                 36,160
  Professional fees - related party                       72,200                192,200
  Executive compensation - related party                   7,500                 22,500
                                                    ------------           ------------
    Total operating expenses                             109,363                259,500
                                                    ------------           ------------

Loss before provision for income taxes                  (109,363)              (259,500)

Provision for income taxes                                    --                     --
                                                    ------------           ------------

Net (loss)                                          $   (109,363)          $   (259,500)
                                                    ============           ============
Weighted average number of common shares
 outstanding - basic and fully diluted                28,528,641
                                                    ============

(Loss) per share - basic and fully diluted          $      (0.00)
                                                    ============


          See Accompanying Notes to Consolidated Financial Statements.

                            LIFE STEM GENETICS, INC.
                           (FORMERLY MIAMI DAYS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the three      November 30, 2012
                                                                        months ended        (Inception) to
                                                                        September 30,        September 30,
                                                                            2013                 2013
                                                                         ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                             $ (109,363)          $ (259,500)
  Adjustments to reconcile net (loss)
   to net cash used in operating activities:
     Shares issued for services                                                  --               10,000
  Changes in operating assets and liabilities:
     Increase in accounts payable                                               500                  500
     Increase in accounts payable - related party                            41,332              161,332
     Increase in accrued executive compensation - related party               7,500               22,500
                                                                         ----------           ----------

Net cash provided (used) in operating activities                            (60,031)             (65,168)
                                                                         ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capitalized software development costs                       (150,000)            (150,000)
                                                                         ----------           ----------

Net cash (used) in investing activities                                    (150,000)            (150,000)
                                                                         ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - related party                                29,940               38,227
  Repayments for notes payable - related party                                 (203)              (3,161)
  Proceeds from common stock payable                                        200,000              200,000
                                                                         ----------           ----------

Net cash provided by financing activities                                   229,737              235,066
                                                                         ----------           ----------

NET CHANGE IN CASH                                                           19,706               19,898

CASH AT BEGINNING OF PERIOD                                                     192                   --
                                                                         ----------           ----------

CASH AT END OF PERIOD                                                    $   19,898           $   19,898
                                                                         ==========           ==========
SUPPLEMENTAL INFORMATION:
  Interest paid                                                          $       --           $       --
                                                                         ==========           ==========
  Income taxes paid                                                      $       --           $       --
                                                                         ==========           ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Shares issued for debt                                                 $    1,000
                                                                         ==========           ==========
  Shares issued for services                                             $       --           $   10,000
                                                                         ==========           ==========
  Notes payable - related party assumed with merger                      $   21,925           $   21,925
                                                                         ==========           ==========


          See Accompanying Notes to Consolidated Financial Statements.

                            LIFE STEM GENETICS, INC.
                           (FORMERLY MIAMI DAYS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of Life Stem Genetics, Inc. (South Dakota corporation) for the period of inception (November 30, 2012) to June 30, 2013 and notes thereto included in the Form 8-K current report and all amendments for Life Stem Genetic, Inc. (Nevada corporation). The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
Miami Days Corp. was incorporated in the State of Nevada on March 15, 2010.

On September 16, 2013, the Board of Directors and a majority of our shareholders approved a change of name of our company from Miami Days Corp. to Life Stem Genetics, Inc. (Nevada corporation) ("LSG Nevada").

On September 20, 2013, LSG Nevada issued 26,422,500 shares of common stock in exchange for 100% of Life Stem Genetics, Inc. (South Dakota corporation) ("LSG South Dakota"). Additionally, former management and shareholders LSG Nevada agreed to cancel a total of 52,000,000 shares of common stock.

LSG South Dakota was incorporated on November 30, 2012 (Date of Inception) under the laws of the State of South Dakota, as Life Stem Genetics, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Principles of consolidation
For the period from November 30, 2012 to September 30, 2013, the consolidated financial statements include the accounts of LSG Nevada and LSG South Dakota. All significant intercompany balances and transactions have been eliminated. LSG Nevada and LSG South Dakota will be collectively referred herein to as the "Company".

Year end
The Company's year end is June 30.

Nature of operations
The Company is establishing a series of Stem Cell therapy based clinics around the world.

                            LIFE STEM GENETICS, INC.
                           (FORMERLY MIAMI DAYS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Capitalized software development costs
Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company's databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

The Company exercises significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board ("FASB") ASC 350-40, Internal-Use Software. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.

Revenue recognition
The Company recognizes revenue when consulting and placement services are rendered on the accrual basis of accounting in accordance with generally accepted accounting principles in ASC 605. The Company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller's price to the buyer is fixed and (4) Collectability is reasonably assured.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

                            LIFE STEM GENETICS, INC.
                           (FORMERLY MIAMI DAYS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements issued through November 2013 and believes that none of them will have a material effect on the company's financial statement.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the period from November 30, 2012 (inception) to September 30, 2013, the Company did not generate any revenue and had a net loss of $259,500.

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

                            LIFE STEM GENETICS, INC.
                           (FORMERLY MIAMI DAYS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE - RELATED PARTY

The Company has the following notes payable - related party:

                                                                   September 30,
                                                                       2013
                                                                     --------
Notes payable with an individual who is the sole officer
 and director of an entity that is a shareholder of the
 Company, due upon demand, 0% interest                               $    510
Notes  payable  with an immediate  family  member who is a
 shareholder of the Company, due upon demand, 0% interest               3,616
 Notes payable with a shareholder of the Company, due upon
 demand, 0% interest                                                    5,000
Notes payable with the husband of the officer, director
 and shareholder of the Company, due upon demand, 0%
 interest                                                              24,940
Notes payable with a former director of the Company, due
 upon demand, 0% interest                                              21,925
                                                                     --------
Total notes payable - related party                                  $ 55,991
                                                                     ========

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 250,000,000 of shares of its $0.001 par value common stock.

On September 16, 2013, the Company effected a 13-for-1 forward stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

COMMON STOCK
Prior to the acquisition of LSG South Dakota, LSG Nevada had 69,615,000 shares of common stock issued and outstanding.

On September 20, 2013, LSG Nevada issued 26,422,500 shares in exchange for a 100% interest in LSG South Dakota. For accounting purposes, the acquisition of LSG South Dakota by LSG Nevada has been recorded as a reverse acquisition of a company and recapitalization of LSG South Dakota based on the factors demonstrating that LSG South Dakota represents the accounting acquirer. The Company changed its business direction.

As part of the acquisition, the former management and shareholders of LSG Nevada agreed to cancel 52,000,000 shares of common stock. After the acquisition and the cancellation, the Company had 44,037,500 shares of common stock issued and outstanding.

During September 2013, the Company received cash proceeds of $200,000 from the sale of common stock which was recorded as common stock payable since the closing did not occur until October 2013.

NOTE 5 - WARRANTS AND OPTIONS

As of September 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

                            LIFE STEM GENETICS, INC.
                           (FORMERLY MIAMI DAYS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - MATERIAL AGREEMENTS

On March 13, 2013, the Company executed a facilitation agreement with Prince Marketing Group, Limited ("Prince"). The Company issued 100,000 shares of common valued at $10,000 in exchange for Prince to create and establish stem cell therapy clinics. The Company agreed to pay Prince a quarterly royalty equal to 3% of the gross revenue from stem cell therapy treatments. The royalty payments shall continue for 90 years commencing on April 1, 2013.

On September 10, 2013, the Company executed a second amendment to a consulting agreement originally dated December 18, 2012 with James Vanden Bosch for a period of one year. The consulting fees are $5,000 per month and a signing bonus of $5,000. The amendment postponed the start date of consulting agreement to December 1, 2013 or if the Company receives project funding prior to that date, then at an earlier date to be agreed upon by the parties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by the officers and directors of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On January 1, 2013, the Company executed a one year employment agreement with Gloria Simov for the role of President of the Company. The annual compensation is $30,000 due monthly. During the three months ended September 30, 2013, the Company recorded executive compensation of $7,500. As of September 30, 2013, the balance of accrued executive compensation is $22,500.

On January 1, 2013, the Company executed an implementation and management agreement with Lexington Management, Inc. ("Lexington") for a period of five years. The consulting fees are $20,000 per month. The sole shareholder of Lexington is married to the President of the Company. During the three months ended September 30, 2013, the Company recorded professional fees - related party of $60,000. As of September 30, 2013, the balance of accounts payable is $161,332.

During the three months ended September 30, 2013, the Company recorded professional fees - related party of $12,200 to an immediate family member who is a shareholder of the Company.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose, except as disclosed below.

On October 31, 2013, the former officer, director and shareholder of the Company forgave the entire loan balance of $21,925.

Effective October 21, 2013, the Company entered into a private placement agreement with one person. Pursuant to the agreement, the Company agreed to the issuance of 500,000 units at a price of $1.00 per unit. Each unit consists of one share of the Company's common stock and one warrant. Each warrant is exercisable into one common share of the Company's common stock at price of $1.00 per warrant share for a period of 12 months. The total proceeds received from this private placement were $500,000 of which $200,000 was received during September 2013 and $300,000 was received during October 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company", mean Life Stem Genetics Inc., a Nevada company, and our wholly owned subsidiary Life Stem Genetics, Inc., a South Dakota company, unless otherwise indicated.

GENERAL OVERVIEW

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

On January 1, 2013, Life Stem Genetics, Inc., a South Dakota corporation ("LSG South Dakota") entered into an employment agreement with Gloria Simov. Pursuant to this employment agreement, Ms. Simov agreed to act as the president of LSG South Dakota. As compensation for acting as president, LSG South Dakota agreed to compensate Ms. Simov $30,000 per annum. The agreement is to terminate on January 1, 2014.

Gloria Simov, an officer and director of our company, is also an officer and director of LSG South Dakota. Ms. Simov is also a major shareholder of LSG South Dakota.

LSG South Dakota is a State of South Dakota corporation engaged in the business of providing stem cell therapy treatments.

On August 29, 2013, our company signed a letter of intent with LSG South Dakota that, if the intent of the letter of intent was carried out, would result in our company acquiring 100% of the outstanding shares of LSG South Dakota and in exchange the LSG South Dakota shareholders would receive restricted shares of our company. In addition, after the proposed share exchange our company would provide financing to LSG South Dakota sufficient to carry out its business objectives.

On August 30, 2013, our company entered into a share exchange agreement with LSG South Dakota and the shareholders of LSG South Dakota that would result in our company acquiring 100% of the outstanding shares of LSG South Dakota and in exchange the LSG South Dakota shareholders would receive restricted shares of our company. Pursuant to the terms of the share exchange agreement, we agreed to acquire all 1,100,000 issued and outstanding shares of LSG South Dakota's common stock in exchange for the issuance by our company of 26,422,500 shares of our common stock to the shareholders of LSG South Dakota. The restricted shares to be issued to the LSG South Dakota shareholders would represent 60% of then issued shares of our company at the closing of agreement and related transactions.

Further, pursuant to the share exchange agreement, we were required to provide a financing of an aggregate of $500,000, to close no later than 60 days from the close of the share exchange and on mutually agreeable terms. The financing is to be used for advancement of our business objectives.

On September 16, 2013, our board of directors and a majority of our shareholders approved a change of name of our company from "Miami Days Corp." to "Life Stem Genetics Inc.".

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

A Certificate of Amendment to effect the change of name and increase to authorized capital became effective with the Nevada Secretary of State on September 18, 2013. Our name change and stock split were approved by the Financial Industry Regulatory Authority ("FINRA") effective September 20, 2013. The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 20, 2013. Our trading symbol is "LIFS". Our CUSIP number is 53217Y 103.

Subsequent to the filing of our annual report for the fiscal year ended July 31, 2013, we changed our fiscal year-end from July 31 to June 30.

Our principal executive office is located at 433 North Camden Drive, Suite 400, Beverly Hills, CA 90210. Our phone number is (310) 279-5234.

OUR CURRENT BUSINESS

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

Additionally, on September 20, 2013, Bojan Didic, a former officer, director and shareholder of our company, agreed to cancel 52,000,000 shares of common stock. As a result of the closing of the share exchange agreement with LSG South Dakota, LSG South Dakota became our wholly-owned subsidiary and we now carry on business in the state of California. Our company is in the development stage and has generated only nominal/insignificant revenues.

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

Effective October 21, 2013, we entered into a private placement agreement with one person. Pursuant to the agreement, we agreed to the issuance of 500,000 units at a price of $1.00 per unit. Each unit consists of one share of our common stock and one warrant. Each warrant is exercisable into one common share of our company's common stock at price of $1.00 per warrant share for a period of 12 months. The total proceeds received from this private placement were $500,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CASH REQUIREMENTS

Over the next 12 months we intend to carry on business as a development stage stem cell therapy treatment company. We anticipate that we will incur the following operating expenses during this period:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

              Expense                                     Amount ($)
              -------                                     ----------

Consulting Fees for Research and Development(1)            452,000
Fixed asset purchases                                       20,000
Management Consulting Fees                                 130,000
Professional fees(1)                                       170,000
Rent                                                        18,000
Sales, Travel and Marketing(1)                             120,000
Other general administrative expenses(1)                    90,000
                                                         ---------
TOTAL                                                    1,000,000
                                                         =========

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

RESULTS OF OPERATIONS

OPERATING EXPENSES

Our operating expenses for the three month period ended September 30, 2013 and 2012 and for the period from November 30, 2012 (inception) to September 30, 2013 are outlined in the table below:

                                                                Cumulative From
                                            Three Months       November 30, 2012
                                               Ended            (Inception) to
                                            September 30,        September 30,
                                                2013                 2013
                                             ----------           ----------

Revenues                                     $      Nil           $      Nil
Operating Expenses                           $  109,363           $  259,500
Net Loss                                     $ (109,363)          $ (259,500)


From our inception on November 30, 2012 to September 30, 2013, we did not have any operating revenues.

                                                                Cumulative From
                                            Three Months       November 30, 2012
                                               Ended            (Inception) to
                                            September 30,        September 30,
                                                2013                 2013
                                             ----------           ----------

General and administrative                   $    3,503           $    8,640
Professional fees                            $   26,160           $   36,160
Professional fees - related party            $   72,200           $  192,200
Executive compensation - related party       $    7,500           $   22,500
                                             ----------           ----------
Total operating expenses                     $  109,363           $  259,500
                                             ==========           ==========

During the three months ended September 30, 2013, our company incurred operating expenses of $109,363 compared with $259,500 for the period from November 30, 2012 (inception) to September 30, 2013. The decrease in operating expenses was attributed to decreases in general and administrative expenses, professional fees, professional fees - related party and executive compensation - related party.

For the three months ended September 30, 2013, our company incurred a net loss of $109,363 or $0.00 loss per share compared with a net loss of $259,500 for the period from November 30, 2012 (inception) to September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES


Working Capital

                                                                 At                   At
                                                            September 30,          June 30,
                                                                2013                 2013
                                                             ----------           ----------
Current Assets                                               $   19,898           $      192
Current Liabilities                                          $  240,323           $  139,329
Working Capital (Deficit)                                    $ (220,425)          $ (139,137)

Cash Flows
                                                                                     From
                                                                               November 30, 2012
                                                                 At             (Inception) to
                                                            September 30,        September 30,
                                                                2013                 2013
                                                             ----------           ----------
Net Cash Provided by (Used in) Operating Activities          $  (60,031)          $  (65,168)
Net Cash Provided by (Used In) Investing Activities          $ (150,000)          $ (150,000)
Net Cash Provided by Financing Activities                    $  229,737           $  235,066
Net Increase (Decrease) In Cash During The Period            $   19,706           $   19,898

CASH FLOW FROM OPERATING ACTIVITIES

During the three months ended September 30, 2013, our company used $60,031 of cash for operating activities compared with the use of $65,168 during the period from November 30, 2012 (inception) to September 30, 2013. The decrease in the use of cash for operating activities was due to decreases in shares issued for services, accounts payable - related party and accrued executive compensation - related party.

CASH FLOW FROM INVESTING ACTIVITIES

During the three months ended September 30, 2013, our company used $150,000 with respect to investing activities compared with $150,000 during the period from November 30, 2012 (inception) to September 30, 2013.

CASH FLOW FROM FINANCING ACTIVITIES

During the three months ended September 30, 2013, our company received $229,737 from financing activities compared with $235,066 during the period from November 30, 2012 (inception) to September 30, 2013.

At September 30, 2013, our company had a cash balance and total assets of $19,898 compared with cash balance and total assets of $192 as at June 30, 2013. The increase in cash and total assets were attributed to increase in cash from the sale of common stock which allowed our company to purchase the database for $150,000.

As at September 30, 2013, our company had total liabilities of $240,323 compared with $139,329 as at June 30, 2013. The increase was attributed to increases in accounts payable, accounts payable - related party, accrued executive compensation - related party and notes payable - related party.

As at September 30, 2013, our company had a working capital deficit of $220,425 compared with a working capital deficit of $139,136 as at June 30, 2013.

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

FUTURE FINANCINGS

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by our company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although our company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of Life Stem Genetics, Inc. (South Dakota corporation) for the period of inception (November 30, 2012) to June 30, 2013 and notes thereto included in the Form 8-K current report and all amendments for Life Stem Genetic, Inc. (Nevada corporation). Our company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

PRINCIPLES OF CONSOLIDATION

For the period from November 30, 2012 to September 30, 2013, the consolidated financial statements include the accounts of LSG Nevada and LSG South Dakota. All significant intercompany balances and transactions have been eliminated. LSG Nevada and LSG South Dakota will be collectively referred herein to as the "Company".

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in our company's databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

Our company exercises significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board ("FASB") ASC 350-40, Internal-Use Software. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.

REVENUE RECOGNITION

Our company recognizes revenue when consulting and placement services are rendered on the accrual basis of accounting in accordance with generally accepted accounting principles in ASC 605. Our company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller's price to the buyer is fixed and (4) Collectability is reasonably assured.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

EARNINGS PER SHARE

Our company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

RECENT ACCOUNTING PRONOUNCEMENTS

Our company has evaluated all the recent accounting pronouncements issued through November 2013 and believes that none of them will have a material effect on our company's financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                         Description
-----------                         -----------

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

3.4 Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013).

Exhibit No.                         Description
-----------                         -----------

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LIFE STEM GENETICS INC.
                                 (Registrant)


Dated: November 19, 2013     By: /s/ Gloria Simov
                                 -----------------------------------------------
                                 Gloria Simov
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Dated: November 19, 2013     By: /s/ Heather Sharp
                                 -----------------------------------------------
                                 Heather Sharp
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)