Form 10-Q
period 2013-12-31
Life Stem Genetics Inc.
filed 2014-02-14
CIK 1556377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
or

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________

Commission File Number 333-183814

LIFE STEM GENETICS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

433 North Camden Drive, Suite 400, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

(310) 279-5234
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,837,500 common shares issued and outstanding as of February 6, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	June 30,
	2013	2013
ASSETS

Current assets:
Cash	$96,155	$192
Prepaid Expenses	1,500	-
Total current assets	97,655	192

Capitalized software development costs	300,000	-

Total assets	$397,655	$192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and Accrued Expenses	$4,674	$-
Accounts payable - related party	75,020	120,000
Accrued executive compensation - related party	15,875	15,000
Notes payable - related party	8,616	4,329
Total current liabilities	104,185	139,329

Total liabilities	104,185	139,329

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares
authorized, 44,837,500 and 26,422,500 shares issued and outstanding	44,838	26,423
Additional paid in capital	766,162	(15,423)
Common stock payable	-	-
Retained earnings	(517,530)	(150,137)
Total stockholders' equity	293,470	(139,137)

Total liabilities and stockholders' equity	$397,655	$192

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three	November 30, 2012	For the six	November 30, 2012
	months ended	(Inception) to	months ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2013

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	13,722	1,650	17,224	22,361
Professional fees	140,078	5,000	166,238	176,238
Professional fees - related party	96,735	-	168,935	288,935
Executive compensation - related party	7,500	-	15,000	30,000
Total operating expenses	258,035	6,650	367,397	517,534

Other Income (Expense)
Interest Income	4	-	4	4
Total Other Income (Expense)	4	-	4	4

Loss before provision for income taxes	(258,031)	(6,650)	(367,393)	(517,530)

Provision for income taxes	-	-	-	-

Net (loss)	$(258,031)	$(6,650)	$(367,393)	$(517,530)

Weighted average number of common shares	44,569,022	13	36,548,832
outstanding - basic and fully diluted

(Loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six	November 30, 2012	November 30, 2012
	months ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(367,393)	$(6,650)	$(517,530)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,500)	-	(1,500)
Increase in accounts payable and accrued expenses	4,674	5,000	4,674
Increase in accounts payable - related party	(44,980)	500	75,020
Increase in accrued executive compensation - related party	875	-	15,875

Net cash provided (used) in operating activities	(408,324)	(1,150)	(413,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capitalized software development costs	(300,000)	-	(300,000)

Net cash (used) in investing activities	(300,000)	-	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	29,940	1,150	38,227
Repayments for notes payable - related party	(25,654)	-	(28,612)
Proceeds from private placements	800,000	1	800,000

Net cash provided by financing activities	804,287	1,151	809,616

NET CHANGE IN CASH	95,963	1	96,155

CASH AT BEGINNING OF PERIOD	192	-	-

CASH AT END OF PERIOD	$96,155	$1	$96,155

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for debt		$-	$1,000
Shares issued for services	$-	$-	$10,000
Notes payable - related party assumed with merger	$21,925	$-	$21,925

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization
Miami Days Corp. was incorporated in the State of Nevada on March 15, 2010.

On September 16, 2013, the Board of Directors and a majority of our shareholders approved a change of name of our company from Miami Days Corp. to Life Stem Genetics, Inc. (Nevada corporation) (“LSG Nevada”).

On September 20, 2013, LSG Nevada issued 26,422,500 shares of common stock in exchange for 100% of Life Stem Genetics, Inc. (South Dakota corporation) (“LSG South Dakota”).  Additionally, former management and shareholders LSG Nevada agreed to cancel a total of 52,000,000 shares of common stock.

LSG South Dakota was incorporated on November 30, 2012 (Date of Inception) under the laws of the State of South Dakota, as Life Stem Genetics, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Principles of consolidation
For the period from November 30, 2012 to December 31, 2013, the consolidated financial statements include the accounts of LSG Nevada and LSG South Dakota.  All significant intercompany balances and transactions have been eliminated.   LSG Nevada and LSG South Dakota will be collectively referred herein to as the “Company”.

Year end
The Company’s year end is June 30.

Nature of operations
The Company is establishing a series of Stem Cell therapy based clinics around the world.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements issued through the filing date of these financial statements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the period from November 30, 2012 (inception) to December 31, 2013, the Company did not generate any revenue and had a net loss of $517,530.

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

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company has the following notes payable – related party:

December 31, 2013

Notes payable with an immediate family member who is a shareholder of the Company, due upon demand, 0% interest	$3,616
Notes payable with a shareholder of the Company, due upon demand, 0% interest	5,000
Total notes payable – related party	$8,616

NOTE 4 – STOCKHOLDERS’ EQUITY

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

On October 21, 2013, the Company sold 500,000 units to Prince Marketing Group as a part of a private placement at $1 per share. Each unit consists of one common share of the Company’s stock and a warrant to purchase one common share of the Company’s stock. These warrants are exercisable for 12 months at $1 per share. Of the $500,000 proceeds raised as a result of this private placement, $200,000 was received in September 2013 and the remaining $300,000 was received in October 2013.

On November 19, 2013, the Company sold 300,000 units to Prince Marketing Group as a part of a private placement at $1 per share. Each unit consists of one common share of the Company’s stock and a warrant to purchase one common share of the Company’s stock. These warrants are exercisable for 12 months at $1 per share.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – WARRANTS AND OPTIONS

Below is a summary of the activity of warrants in the period ended December 31, 2013:

	Shares of Common Stock Purchasable Upon Exercise of Warrants	Weighted Average Exercise Price

Outstanding at June 30, 2013	0	$0
Granted	800,000	1.00
Exercised	0	-
Expired	0	-
Forfeited	0	-
Outstanding at December 31, 2013	800,000	$1.00

We analyzed the warrants issued in the period and determined that no beneficial conversion feature should be recognized as a result.

NOTE 6 – MATERIAL AGREEMENTS

On March 13, 2013, the Company executed a facilitation agreement with Prince Marketing Group, Limited (“Prince”).  The Company issued 100,000 shares of common valued at $10,000 in exchange for Prince to create and establish stem cell therapy clinics.  The Company agreed to pay Prince a quarterly royalty equal to 3% of the gross revenue from stem cell therapy treatments.  The royalty payments shall continue for 90 years commencing on April 1, 2013.

On December 18, 2012, the Company entered into a consulting agreement with James Vanden Bosch.  Pursuant to this agreement, Mr. Bosch was to provide stem cell treatments for our business.  The commencement of this agreement was delayed by agreement on February 8, 2013 and then again on September 10, 2013.  As of December 1, 2013, Mr. Bosch’s agreement was terminated. Mr. Bosch received $5,000 pursuant to the agreement.

On November 1, 2013, the Company executed a consulting agreement with Shahab Bakhtyar for a period of 12 months at CDN$5,000 per month. As of December 31, 2013, the Company had made the payment for the month of November and has accrued $4,674 for the month of December.

On November 15, 2013, the Company executed a consulting agreement with David Granovsky, an independent contractor, for a fee of $4,000 per month, 20% of gross revenues generated as a result of Consultant’s efforts, as well as 10% of capital raised by the Company as a result of Consultant’s efforts. As of December 31, 2013, the Consultant was paid a total of $1,500 in prepaid expenses and $8,000 in monthly fees.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by the officers and directors of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On January 1, 2013, the Company executed a one year employment agreement with Gloria Simov for the role of President of the Company.  The annual compensation is $30,000 due monthly.  During the three months ended December 31, 2013, the Company recorded executive compensation of $7,500.  As of December 31, 2013, the balance of accrued executive compensation is $15,875.

On January 1, 2013, the Company executed an implementation and management agreement with Lexington Management, Inc. (“Lexington”) for a period of five years.  The consulting fees are $20,000 per month.  The sole shareholder of Lexington is married to the President of the Company.  During the three months ended December 31, 2013, the Company recorded professional fees – related party of $60,000.  As of December 31, 2013, the balance of accounts payable is $75,020.

During the three months ended December 31, 2013, the Company recorded professional fees – related party of $48,935 to an immediate family member who is a shareholder of the Company.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

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

Effective November 19, 2013, we entered into a private placement agreement with one subscriber. Pursuant to the agreement, we agreed to the issuance of 300,000 units at a price of $1.00 per unit.  Each unit consisted of one share of our common stock and one warrant.  Each Warrant is exercisable by the subscriber into one common share of our company stock at price of $1.00 per warrant share for a period of 12 months.  The total proceeds from this private placement was $300,000.

In connection with the October 21, 2013 private placement for an aggregate of $500,000, we have now closed an aggregate of $800,000 of our planned $1,000,000 private placement of units. We did not receive funds for the previous closing of the remaining $200,000 as announced on November 19, 2013. As a result, we are continuing to attempt to complete our planned financing of $1 million of units.

On December 18, 2012, LSG South Dakota entered into a consulting agreement with James Vanden Bosch.  Pursuant to this agreement, Mr. Bosch was to provide stem cell treatments for our business.  The commencement of this agreement was delayed by agreement on February 8, 2013 and then again on September 10, 2013.  As of December 1, 2013, Mr. Bosch’s agreement was terminated. Mr. Bosch received $5,000 pursuant to the agreement.

On November 1, 2013, our company executed a consulting agreement with Shahab Bakhtyar for a period of 12 months at CDN$5,000 per month. As of December 31, 2013, our company has made the payment for the month of November and has accrued $4,674 for the month of December.

On November 15, 2013, our company executed a consulting agreement with David Granovsky, an independent contractor, for a fee of $4,000 per month, 20% of gross revenues generated as a result of consultant’s efforts, as well as 10% of capital raised by our company as a result of the consultant’s efforts As of December 31, 2013, the consultant was paid a total of $1,500 in prepaid expenses and $8,000 in monthly fees.

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

Cash Requirements

Over the next 12 months we intend to carry on business as a development stage stem cell therapy treatment company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)

Consulting Fees for Research and Development(1)	272,000
Fixed asset purchases	20,000
Management Consulting Fees	130,000
Professional fees(1)	170,000
Rent	18,000
Sales, Travel and Marketing(1)	300,000
Other general administrative expenses(1)	90,000
Total	1,000,000

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

We will require funds of approximately $1,000,000 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations

Operating Expenses

Our operating expenses for the three and six month periods ended December 31, 2013 and 2012 and for the period from November 30, 2012 (inception) to December 31, 2013 are outlined in the table below:

				Cumulative
	Three		Six	From
	Months	November 30, 2012	Months	November 30, 2012
	Ended	(inception) to	Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2013

Revenues	$ Nil	$ Nil	$ Nil	$ Nil
Operating Expenses	$258,035	$6,650	$367,397	$517,534
Total Other (Income) Expense	$(4)	$ Nil	$(4)	$(4)
Net Loss	$(258,031)	$(6,650)	$(367,393)	$(517,530)

From our inception on November 30, 2012 to December 31, 2013, we did not have any operating revenues.

During the three months ended December 31, 2013, our company incurred operating expenses of $258,035 compared with $6,650 for the period from November 30, 2012 (inception) to December 31, 2012 and $367,393 for the six months ended December 31, 2013 compared with $517,530 for the period from November 30, 2012 (inception) to December 31, 2013. The increases in operating expenses for the three months ended December 31, 2013 compared with the period from November 30, 2012 (inception) to December 31, 2012 were attributed to increases in general and administrative expenses, professional fees, professional fees to a related party and executive compensation to a related party. The decreases in operating expenses for the six months ended December 31, 2013 the period from November 30, 2012 (inception) to December 31, 2013 were attributed to decreases in general and administrative expenses, professional fees, professional fees to a related party and executive compensation to a related party.

For the three months ended December 31, 2013, our company incurred a net loss of $258,031 or a $0.01 loss per share compared with a net loss of $367,393 or a $0.01 loss per share for the six months ended December 31, 2013 and a net loss of $6,650 or $Nil per share for the period from November 30, 2012 (inception) to December 31, 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	June 30,
	2013	2013

Current Assets	$97,655	$192
Current Liabilities	$104,185	$139,329
Working Capital (Deficit)	$(6,530)	$(139,137)

Cash Flows

		From	From
	Six Months	November 30, 2012	November 30, 2012
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Net Cash Provided by (Used in) Operating Activities	$(408,324)	$(1,150)	$(413,461)
Net Cash Provided by (Used In) Investing Activities	$(300,000)	$ Nil	$(300,000)
Net Cash Provided by Financing Activities	$804,287	$1,151	$809,616
Net Increase (Decrease) In Cash During The Period	$95,963	$1	$96,155

Cash Flow From Operating Activities

During the six months ended December 31, 2013, our company used $408,324 of cash for operating activities compared with the use of $1,150 during the period from November 30, 2012 (inception) to December 31, 2012 and $413,461 during the period from November 30, 2012 (inception) to December 31, 2013. The increase in the use of cash for operating activities for the six months ended December 31, 2013 compared to the period from November 30, 2012 (inception) to December 31, 2012 was primarily due to an increase in our net loss due to increased operating expenses for the six months ended December 31, 2013.

Cash Flow From Investing Activities

During the six months ended December 31, 2013, our company used $300,000 with respect to investing activities compared with $Nil during the period from November 30, 2012 (inception) to December 31, 2012.

Cash Flow From Financing Activities

During the six months ended December 31, 2013, our company received $804,287 from financing activities compared with $1,151 during the period from November 30, 2012 (inception) to December 31, 2012.

At December 31, 2013, our company had a cash balance of $96,155 and total assets of $397,655 compared with cash balance and total assets of $192 as at June 30, 2013. The increase in cash and total assets were attributed to increases in prepaid expenses and cash from the sale of common stock which allowed our company to purchase the database for $300,000.

As at December 31, 2013, our company had total liabilities of $104,185 compared with $139,329 as at June 30, 2013. The decrease was attributed to a decrease in accounts payable to a related party.

As at December 31, 2013, our company had a working capital deficit of $6,530 compared with a working capital deficit of $139,136 as at June 30, 2013.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of Life Stem Genetics, Inc. (South Dakota corporation) for the period of inception (November 30, 2012) to June 30, 2013 and notes thereto included in the Form 10-K annual report for Life Stem Genetic, Inc. (Nevada corporation). Our company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of Consolidation

For the period from November 30, 2012 to December 31, 2013, the consolidated financial statements include the accounts of LSG Nevada and LSG South Dakota. All significant intercompany balances and transactions have been eliminated. LSG Nevada and LSG South Dakota will be collectively referred herein to as our "company".

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 19, 2013, we issued an aggregate of 300,000 shares of our common stock pursuant to a private placement.  We issued an aggregate of 300,000 shares of our common stock to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013).
(10)	Material Contracts
10.1	Consulting Agreement between our company and James Vanden Bosch dated December 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.2	Amending Consulting Agreement between our company and James Vanden Bosch dated February 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.3	Amending Consulting Agreement between our company and James Vanden Bosch dated September 10, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.4	Employment Agreement between our company and Gloria Simov dated January 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.5	Facilitation Agreement between our company and Prince Marketing Group Limited dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)
10.6
Implementation and Management Agreement between our company and Lexington Management Inc., dated for reference January 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

10.7	Press Agreement between our company and Contrarian Press LLC dated September 25, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on October 29, 2013)
10.8*	Consulting Agreement between our company and Shahab Bakhtyar dated November 1, 2013
10.9*	Consulting Agreement between our company and David Granovsky dated November 15, 2013
(21)	Subsidiaries of Registrant
21.1	Life Stem Genetics, Inc., a State of South Dakota corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LIFE STEM GENETICS INC.
(Registrant)

Dated: February 14, 2014		/s/ Gloria Simov
	By:	Gloria Simov
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 14, 2014		/s/ Heather Sharp
	By:	Heather Sharp
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)