Form 10-Q
period 2014-03-31
Life Stem Genetics Inc.
filed 2014-05-08
CIK 1556377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

45,837,500 common shares issued and outstanding as of May 6, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	June 30,
	2014	2013
ASSETS

Current assets:
Cash	$35,730	$192
Prepaid Expenses, including $226,849 prepaid expenses - related party	230,038	-
Total current assets	265,768	192

Equipment, net	1,136	-
Capitalized software development costs	300,000	-

Total assets	$566,904	$192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and Accrued Expenses	$14,538	$-
Accounts payable - related party	176,228	120,000
Accrued executive compensation - related party	18,375	15,000
Notes payable - related party	8,616	4,329
Total current liabilities	217,757	139,329

Total liabilities	217,757	139,329

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares
authorized, 45,837,500 and 26,422,500 shares issued and outstanding	45,838	26,423
Additional paid in capital	1,005,162	(15,423)
Common stock payable	-	-
Retained earnings	(701,853)	(150,137)
Total stockholders' equity	349,147	(139,137)

Total liabilities and stockholders' equity	$566,904	$192

See Accompanying Notes to Consolidated Financial Statements.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the three	For the nine	November 30, 2012	November 30, 2012
	months ended	months ended	months ended	(Inception) to	(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	8,150	1,223	25,374	2,873	30,511
Professional fees	45,527	85,000	211,765	20,000	221,765
Professional fees - related party	123,151	-	292,086	70,000	412,086
Executive compensation - related party	7,500	7,500	22,500	7,500	37,500
Total operating expenses	184,328	93,723	551,725	100,373	701,862

Other Income (Expense)
Interest Income	6	-	9	-	9
Total Other Income (Expense)	6	-	9	-	9

Loss before provision for income taxes	(184,322)	(93,723)	(551,716)	(100,373)	(701,853)
Provision for income taxes	-	-	-	-	-

Net (loss)	$(184,322)	$(93,723)	$(551,716)	$(100,373)	$(701,853)

Weighted average number of common shares outstanding – basic and diluted	45,059,722	15,453,168	39,344,380	11,399,884

(Loss) per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See Accompanying Notes to Consolidated Financial Statements.

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine	November 30, 2012	November 30, 2012
	months ended	(Inception) to	(Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(551,716)	$(100,373)	$(701,853)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Shares issued for services	240,000	-	250,000
Changes in operating assets and liabilities:
Depreciation	26	-	26
(Increase) in prepaid expenses	(230,039)	-	(230,039)
Increase in accounts payable and accrued expenses	14,538	20,000	14,538
Increase in accounts payable - related party	56,228	60,000	176,228
Increase in accrued exec compensation - related party	3,375	7,500	18,375

Net cash provided (used) in operating activities	(467,588)	(12,873)	(472,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,161)	-	(1,161)
Purchase of capitalized software development costs	(300,000)	-	(300,000)

Net cash (used) in investing activities	(301,161)	-	(301,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	29,940	1,943	38,227
Repayments for notes payable - related party	(25,654)	-	(28,612)
Proceeds from private placements	800,000	11,000	800,000

Net cash provided by financing activities	804,287	12,943	809,616

NET CHANGE IN CASH	35,538	70	35,730

CASH AT BEGINNING OF PERIOD	192	-	-

CASH AT END OF PERIOD	$35,730	$70	$35,730

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for debt		$-	$1,000
Shares issued for services	$240,000	$-	$250,000
Notes payable - related party assumed with merger	$21,925	$-	$21,925

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

Principles of consolidation

For the period from November 30, 2012 to March 31, 2014, the consolidated financial statements include the accounts of LSG Nevada and LSG South Dakota.  All significant intercompany balances and transactions have been eliminated.   LSG Nevada and LSG South Dakota will be collectively referred herein to as the “Company”.

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

Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost of acquisition, and, except for land, depreciated over its estimated useful life on a straight line basis.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements issued through the filing date of these financial statements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. During the period from November 30, 2012 (inception) to March 31, 2014, the Company did not generate any revenue and had a net loss of $701,853.

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

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – NOTES PAYABLE – RELATED PART

The Company has the following notes payable – related party:

March 31, 2014

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

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 12, 2014, the Company’s board of directors approved the issuance of 1,000,000 shares of common stock valued at $0.24 per share to the new Director and Chairman of the Board, Vino Padayachee, pursuant to the agreement described in Note 7.

NOTE 5 – WARRANTS AND OPTIONS

Below is a summary of the activity of warrants in the period ended March 31, 2014:

	Shares of Common Stock Purchasable Upon Exercise of Warrants	Weighted Average Exercise Price

Outstanding at June 30, 2013	-	$-
Granted	800,000	1.00
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2014	800,000	-

We analyzed the warrants issued in the period and determined that no beneficial conversion feature should be recognized as a result.

NOTE 6 – MATERIAL AGREEMENT

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

On November 1, 2013, the Company executed a consulting agreement with Shahab Bakhtyar for a period of 12 months at CDN$5,000 per month. As of December 31, 2013, the Company had made the payment for the month of November 2013 and had accrued $4,674 for the month of December 2013. The agreement was later modified to commence in December 2013, as the consulting services began then. The prior payment for November 2013 was applied to December 2013 and the December accrual was reversed in January of 2014.

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

LIFE STEM GENETICS, INC.
(FORMERLY MIAMI DAYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2013, the Company executed a one year employment agreement with Gloria Simov for the role of President of the Company.  The annual compensation is $30,000 due monthly.  During the three months ended March 31, 2014, the Company verbally extended the employment contract for another year, and recorded executive compensation of $7,500.  As of March 31, 2014, the balance of accrued executive compensation is $18,375.

On January 1, 2013, the Company executed an implementation and management agreement with Lexington Management, Inc. (“Lexington”) for a period of five years.  The consulting fees are $20,000 per month.  The sole shareholder of Lexington is married to the President of the Company.  During the three months ended March 31, 2014, the Company recorded professional fees – related party of $60,000.  As of March 31, 2014, the balance of accounts payable is $130,020.

On March 12, 2014 the Company’s board of directors appointed a new Director and Chairman of the board, Vino Padayachee for the period from March 12, 2014 through March 12, 2019. The board also approved an agreement, whereby the Chairman is to be compensated with 1,000,000 shares of the Company’s common stock at the beginning of each year. The shares will vest immediately upon issuance. Pursuant to the agreement, the Company’s board authorized the issuance of 1,000,000 shares of common stock on March 12, 2014. The shares were valued at $0.24/share at market. The $240,000 was recorded as a prepaid expense and is being amortized over the year ended March 12, 2015. As of 3/31/2014, the company has recorded $13,151 in professional fees-related party and a remaining balance of $226,849 is recorded in the prepaid expenses related to this agreement.

During the 9 month ended March 31, 2014, the Company recorded $98,935 in professional fees – related party to an immediate shareholder who is a shareholder of the Company.

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

General Overview

We were incorporated in the State of Nevada on July 5, 2013 under the name Miami Days Corp. Our company was involved in the business of production and sale of fast food. The objective of our company was to establish a market in the Balkan region, particularly in the country of Serbia. We intended to provide the community with authentic and traditional Serbian fast food. We planned to generate revenue by selling traditional Serbian fast food cuisine from a chain of fast food outlets. Previously, our company had a contract with Slavko Didic to rent a property in order to conduct our business at Save Jovsica 9e, Zvezdara 11000, Belgrade, Serbia.

Unfortunately, we were not able to implement our business plan and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

On January 1, 2014, Life Stem Genetics, Inc., a South Dakota corporation ("LSG South Dakota") entered into an employment agreement with Gloria Simov. Pursuant to this employment agreement, Ms. Simov agreed to act as the president of LSG South Dakota. As compensation for acting as president, LSG South Dakota agreed to compensate Ms. Simov $30,000 per annum. The agreement was to terminate on January 1, 2014. On January 1, 2014, the Company verbally extended the agreement with Ms. Simov for another year.

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

A Certificate of Amendment to effect the change of name and increase to authorized capital became effective with the Nevada Secretary of State on September 18, 2014. Our name change and stock split were approved by the Financial Industry Regulatory Authority ("FINRA") effective September 20, 2014. The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 20, 2014. Our trading symbol is "LIFS". Our CUSIP number is 53217Y 103.

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

On December 18, 2013, LSG South Dakota entered into a consulting agreement with James Vanden Bosch.  Pursuant to this agreement, Mr. Bosch was to provide stem cell treatments for our business.  The commencement of this agreement was delayed by agreement on February 8, 2013 and then again on September 10, 2013.  As of December 1, 2013, Mr. Bosch’s agreement was terminated. Mr. Bosch received $5,000 pursuant to the agreement.

On November 1, 2013, our company executed a consulting agreement with Shahab Bakhtyar for a period of 12 months at CDN$5,000 per month. As of December 31, 2013, the Company had made the payment for the month of November 2013 and had accrued $4,674 for the month of December 2013. The agreement was later modified to commence in December 2013, as the consulting services began then. The prior payment for November 2013 was applied to December 2013 and the December accrual was reversed in January of 2014.

On November 15, 2013, our company executed a consulting agreement with David Granovsky, an independent contractor, for a fee of $4,000 per month, 20% of gross revenues generated as a result of consultant’s efforts, as well as 10% of capital raised by our company as a result of the consultant’s efforts.

On March 12, 2014 the Company’s board of directors appointed a new Director and Chairman of the board, Vino Padayachee for the period from March 12, 2014 through March 12, 2019. The board also approved an agreement, whereby the Chairman is to be compensated with 1,000,000 shares of the Company’s common stock at the beginning of each year. The shares will vest immediately upon issuance. Pursuant to the agreement, the Company’s board authorized the issuance of 1,000,000 shares of common stock on March 12, 2014. The shares were valued at $0.24/share at market. The $240,000 was recorded as a prepaid expense and is being amortized over the year ended March 12, 2015. As of 3/31/2014, the company has recorded $13,151 in professional fees-related party and a remaining balance of $226,849 is recorded in the prepaid expenses related to this agreement.

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

(1)
On January 1, 2014, LSG South Dakota entered into an implementation and management agreement with Lexington Management Inc. Pursuant to this agreement, Lexington is to oversee management, administrative and implementations services to LSG South Dakota, such duties will include arranging and monitoring legal and accounting services, developing public relation campaigns and arranging financing. As compensation to Lexington for its service, LSG South Dakota agreed to pay Lexington $20,000 per month. Over the next 12 months, Lexington will be paid $240,000 which includes $92,000 for consulting fees for research and development, $26,000 in professional fees, $72,000 for sales, travel and marketing, and $50,000 in general and administrative fees.

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

Results of Operations

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2014 and 2013 and for the period from November 30, 2012 (inception) to March 31, 2014 are outlined in the table below:

					Cumulative
					From
	Three	Three	Nine	November 30,	November 30,
	Months	Months	Months	2012	2012
	Ended	Ended	Ended	(Inception) to	(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Revenues	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil
Operating Expenses	$184,328	$93,723	$551,725	$100,373	$701,862
Other (Income) Expense	$(6)	$ Nil	$(9)	$ Nil	$(9)
Net Loss	$(184,322)	$(93,723)	$(551,716)	$(100,373)	$(701,853)

From our inception on November 30, 2012 to March 31, 2014, we did not have any operating revenues.

During the three months ended March 31, 2014, our company incurred operating expenses of $184,328 compared with $93,723 for the three months ended March 31, 2013 and $551,725 for the nine months ended March 31, 2014 compared with $100,373 for the period from November 30, 2012 (inception) to March 31, 2013. The increases in operating expenses for the three months ended March 31, 2014 compared with the three month period ended March 31, 2013 were attributed to increases in general and administrative expenses, professional fees - related party and executive compensation to a related party, offset by a decrease in professional fees. The increase in operating expenses for the nine months ended March 31, 2014 compared to the period from November 30, 2012 (inception) to March 31, 2013 were attributed to increases in general and administrative expenses, professional fees, professional fees - related party and executive compensation to a related party.

For the three months ended March 31, 2014, our company incurred a net loss of $184,322 or a $0.00 loss per share compared with a net loss of $551,716 or a $0.01 loss per share for the nine months ended March 31, 2014 and a net loss of $701,853 for the period from November 30, 2012 (inception) to March 31, 2014.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	June 30,
	2014	2013

Current Assets	$265,768	$192
Current Liabilities	$217,757	$139,329
Working Capital (Deficit)	$48,011	$(139,137)

Cash Flows

		From	From
	Nine Months	November 30, 2012	November 30, 2012
	Ended	(Inception) to	(Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

Net Cash Provided by (Used in) Operating Activities	$(467,588)	$(12,873)	$(472,725)
Net Cash Provided by (Used In) Investing Activities	$(301,161)	$Nil	$(301,161)
Net Cash Provided by Financing Activities	$804,287	$12,943	$809,616
Net Increase (Decrease) In Cash During The Period	$35,538	$70	$35,730

Cash Flow From Operating Activities

During the nine months ended March 31, 2014, our company used $467,588 of cash for operating activities compared with the use of $12,873 during the period from November 30, 2012 (inception) to March 31, 2013 and $472,725 during the period from November 30, 2012 (inception) to March 31, 2014. The increase in the use of cash for operating activities for the nine months ended March 31, 2014 compared to the period from November 30, 2012 (inception) to March 31, 2013 was primarily due to an increase in our net loss due to increased operating expenses for the nine months ended March 31, 2014.

Cash Flow From Investing Activities

During the nine months ended March 31, 2014, our company used $301,161 with respect to investing activities compared with $Nil during the period from November 30, 2012 (inception) to March 31, 2013.

Cash Flow From Financing Activities

During the nine months ended March 31, 2014, our company received $804,287 from financing activities compared with $12,943 during the period from November 30, 2012 (inception) to March 31, 2013.

At March 31, 2014, our company had a cash balance of $35,730 and total assets of $566,904 compared with cash balance and total assets of $192 as at June 30, 2013. The increase in cash and total assets were attributed to increases in prepaid expenses and cash from the sale of common stock which allowed our company to purchase the database for $300,000.

As at March 31, 2014, our company had total liabilities of $217,757 compared with $139,329 as at June 30, 2013. The increase was attributed to an increase in accounts payable and accrued expenses, accounts payable - related party, accrued executive compensation – related party, as well as notes payable – related party.

As at March 31, 2014, our company had a working capital of $48,011 compared with a working capital deficit of $139,136 as at June 30, 2013.

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

Principles of Consolidation

For the period from November 30, 2012 to March 31, 2014, the consolidated financial statements include the accounts of LSG Nevada and LSG South Dakota. All significant intercompany balances and transactions have been eliminated. LSG Nevada and LSG South Dakota will be collectively referred herein to as our "company".

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent Accounting Pronouncements

Our company has evaluated all the recent accounting pronouncements issued through November 2014 and believes that none of them will have a material effect on our company's financial statement.

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

On March 12, 2014 the Company’s board authorized the issuance of 1,000,000 shares of common stock to Vino Padayachee pursuant to the related service agreement. The shares were valued at $0.24/share at market.

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

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 11, 2013).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 11, 2013).

3.3
Certificate of Amendment filed on September 17, 2013 with the Nevada Secretary of State with an effective date of September 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013).

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013).

(10)	Material Contracts

10.1	Consulting Agreement between our company and James Vanden Bosch dated December 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

10.2	Amending Consulting Agreement between our company and James Vanden Bosch dated February 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

10.3	Amending Consulting Agreement between our company and James Vanden Bosch dated September 10, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

10.4	Employment Agreement between our company and Gloria Simov dated January 1, 2014 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

10.5	Facilitation Agreement between our company and Prince Marketing Group Limited dated March 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

10.6
Implementation and Management Agreement between our company and Lexington Management Inc., dated for reference January 1, 2014 (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2013)

10.7	Press Agreement between our company and Contrarian Press LLC dated September 25, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on October 29, 2013)

10.8	Consulting Agreement between our company and Shahab Bakhtyar dated November 1, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed onFebruary 14, 2014)

10.9	Consulting Agreement between our company and David Granovsky dated November 15, 2013(incorporated by reference to our Quarterly Report on Form 10-Q filed onFebruary 14, 2014)

(21)	Subsidiaries of Registrant

21.1	Life Stem Genetics, Inc., a State of South Dakota corporation

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LIFE STEM GENETICS INC.
(Registrant)

Dated: May 8, 2014		/s/ Gloria Simov
	By:	Gloria Simov
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 8, 2014		/s/ Heather Sharp
	By:	Heather Sharp
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)